Form 10-Q
period 2009-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2009-08-13
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 333-154278

MACQUARIE EQUIPMENT LEASING FUND, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3291543
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Franklin St, 17th Floor, Suite 1700 Boston, Massachusetts 02110
(Address of Principal Executive Offices) (Zip Code)

(617) 457-0645

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report): N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    No  ☐    Yes  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 500 shares of limited liability company membership interests outstanding at August 13, 2009.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

Macquarie Equipment Leasing Fund LLC is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of Macquarie Equipment Leasing Fund LLC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Cash and Cash Equivalents	$4,645	$4,884
Taxes receivable (related party)	147	48

Total assets	$4,792	$4,932

LIABILITIES AND MEMBER’S EQUITY

Commitments and contingencies	$—	$—

Shares of membership interests, $10.00 par value may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions Authorized: 15,800,500 shares;

Issued and outstanding: 500 shares	5,000	5,000
Deficit accumulated during the development stage	(208)	(68)

Total member’s equity	4,792	4,932

Total liabilities and member’s equity	$4,792	$4,932

See accompanying notes to the balance sheets.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO BALANCE SHEETS (unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC ( the “Fund”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment related-investments. The majority of the equipment will be leased to corporate clients. The Fund will generate income through the collection of lease rentals and other revenues and through the sale of leased equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager will earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. Further, the Fund will reimburse the Manager for costs incurred by them in managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment related investments.

The initial capitalization of the Fund was $5,000 from the Manager. The Fund is offering membership interests on a “best efforts” basis with the intention of raising up to $157,200,000 of equity. Until the Fund receives and accepts subscriptions for a minimum offering amount of $2,500,000, excluding the initial $5,000 capital contribution from the Manager but which may include an investment that will be made by the Manager or its affiliates, within 12 months from the date of the offering, no fees will be payable by the Fund to the Manager. If the Fund does not receive subscriptions for a minimum offering amount of $2,500,000 within 12 months from the date of the offering, all subscription funds deposited by the subscribers shall be returned to those subscribers together with any interest earned thereon and without deduction for fees, commissions or expenses. If the Fund receives and accepts subscriptions for a minimum offering amount of $2,500,000 within 12 months from the date of the offering, the Fund expects the share offering period to last for up to 24 months from the date of the offering.

The Fund received an effectiveness order for its Amendment No. 4 to Registration Statement on Form S-1 from the Securities and Exchange Commission on June 19, 2009. The Fund is considered to be a development stage enterprise as no operations have commenced since its effectiveness order. The Fund’s sole activity through June 30, 2009 consisted of the organization and start-up of the Fund.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Use of Estimates

The unaudited balance sheets have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates these estimates and judgments on an ongoing basis. Actual results could differ from those estimates and assumptions used in the balance sheets and notes. The results for the interim period are not indicative of the results that may be expected for the year ending December 31, 2009.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with one financial institution.

Income Taxes

The Fund is a single member Limited Liability Company and uses the liability method for accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO BALANCE SHEETS (unaudited)

(continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves are established when it is determined that it is more than likely than not that the deferred income tax asset will not be realized.

The Fund records its benefit for income taxes as amounts due based upon the estimated taxes that would be due if the Fund had filed its income tax returns on a separate entity basis and will be settled via an informal tax sharing agreement with the Manager. The Fund’s share of current and deferred federal and state tax benefits or obligations are recorded as taxes receivable (related party) in the balance sheet.

When the Fund receives and accepts subscriptions for a minimum offering amount, as noted above, SFAS No. 109 should no longer apply. The Fund expects to be treated as a partnership for federal and, if applicable, state income tax purposes. As a partnership, the Fund itself is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, of its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

Development Stage Enterprise

The Fund complies with the reporting requirements of Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principle, or SFAS No. 168. SFAS No. 168 sets forth the Accounting Standards Codification that will be the single source of authoritative U.S. GAAP for all nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund does not believe that the adoption of SFAS No. 168 will have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS No. 165, which sets forth the accounting and disclosure requirements for subsequent events; events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated. If the subsequent events are not recognized in the financial statements, SFAS No. 165 also requires disclosure of the nature and effect of such in the financial statements. The Fund adopted SFAS No. 165 in the second quarter of 2009. The adoption did not have a material impact on the Fund’s financial statements.

3.	TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, Organization and Business Operations, the Fund will pay fees to the Manager for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. Until the Fund receives and accepts subscriptions for a minimum offering amount of $2,500,000 within 12 months from the date of the offering, no fees will be payable by the Fund to the Manager.

Macquarie Capital (USA) Inc. (the “dealer manager”) will act as dealer manager for the Fund and will manage a group of selling dealers, including other unaffiliated broker dealers.

The Fund will pay the Manager and the dealer manager fees for services provided to the Fund during the offering period including:

•	Selling commission of up to 7% of the offering proceeds from each share sold by the dealer manager or selling dealers, payable to the dealer manager (and re-allowed to unaffiliated selling dealers);

•	Due diligence expense reimbursement for detailed and itemized bona fide accountable due diligence expenses, payable to the dealer manager (and re-allowed to unaffiliated selling dealers);

•	Dealer manager fees of 3% of the offering proceeds from each share sold, payable to the dealer manager; and

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO BALANCE SHEETS (unaudited)

(continued)

3.	TRANSACTIONS WITH AFFILIATES (continued)

•

Organization and offering expense allowance, which varies based upon the actual organization and offering expenses incurred by the Fund and its affiliates and the number of shares sold, payable to the Manager. The organization and offering expense allowance will not exceed the actual fees and expenses incurred by the Fund or its affiliates in connection with the Fund’s organization and offering and will be calculated as follows:

•	up to 2.433% of the offering proceeds from each share sold for the first 3,500,000 shares;

•	up to 2.09% of the offering proceeds from each share sold for shares sold that exceed 3,500,000 but amount to 7,500,000 or fewer shares; and

•	up to 1.60% of the offering proceeds from each share sold for shares sold that exceed 7,500,000 shares.

The Fund will pay the Manager and its affiliates fees for operating services performed during the offering period and on an on-going basis once the Fund has commenced operations, including:

•

Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment related transactions, joint ventures, special purpose vehicles and other company arrangements;

•

Asset management fees equal to the lesser of: (a) (i) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision); (ii) 2% of gross rental payments from full payout leases which contain net lease provisions; and (iii) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (b) the amount of fees which are competitive for similar services;

•

Re-leasing fees depending upon the rental payments generated from equipment that is re-leased after lease expiration. Re-leasing fees are calculated as an amount that will not exceed the lesser of: (i) 2% of gross rental payments derived from the re-lease of equipment after the time that the re-lease of such equipment has been consummated to a different lessee as a result of the efforts of the Manager or its affiliates; or (ii) the competitive rate charged by others for comparable services for similar equipment transactions; provided, however, that re-leasing fees shall only be payable if the Manager is also entitled to asset management fees for the equipment and further provided that no re-leasing fees shall be paid if the Manager receives asset management fees equal to 7% of the gross rental payments;

•

Remarketing fees in the amount equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax eight percent (8.0%) per annum internal rate of return compounded daily on all capital contributions of members;

•

Out-performance fees depending upon the extent to which investor return has been achieved. Prior to the time that investor return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that investor return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

4.	EQUITY CONTRIBUTION

The Manager has made an initial equity contribution of $5,000 to the Fund for 500 shares of membership interests at a price of $10 per share.

5.	RESULTS OF OPERATIONS

The Fund’s offering period commenced on June 19, 2009. The Fund cannot commence investment operations until a minimum of $2,500,000 in member capital has been accepted by the Fund. As at the end of the period covered by this report, the Fund had accepted no member capital and made no investments. As such, no revenue from operations was received by the Fund during the Quarter. Expense incurred since inception totaled $355. Total expenses for the three and six months ended June 30, 2009 amounted to $163 and $239, respectively, primarily related to administrative charges for the cash balance held at a financial institution.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO BALANCE SHEETS (unaudited)

(continued)

6.	SUBSEQUENT EVENTS

The Fund adopted SFAS 165 in June 2009 and evaluated subsequent events from July 1, 2009 through August 13, 2009, date of the issuance of the financial statements. The Fund did not have any significant subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position. This discussion should be read together with our unaudited balance sheets and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statement and related notes included in our Amendment No. 4 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 17, 2009 (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include Macquarie Equipment Leasing Fund, LLC (the “Fund”).

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

The Fund is a Delaware limited liability company formed on August 21, 2008. The Fund will pool the capital invested by its members with borrowings to acquire a diversified portfolio of equipment and equipment leases. The Fund may also make investments in other equipment related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage, such as trading transactions, residual value guarantees, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options and joint ventures. The pooled capital contributions will also be used to pay fees and expenses associated with the Fund’s offering and its operations and to fund a reserve. The majority of equipment that the Fund will purchase will be accompanied by a lease of that equipment to third parties, though the Fund may also invest in other types of equipment related transactions.

The Fund anticipates that its operations will continue for approximately eight years. The Fund’s operations are divided into three phases. The first phase, called the “offering period,” will last for up to two years. During this period, member’s capital will be raised and investments shall be made by the Fund once a minimum of $2,500,000 of member capital has been accepted by the Fund. The offering period commenced on June 19, 2009. The second phase, called the “operating period,” is anticipated to last five years from the end of the offering period, but may last longer. During this period, the Fund will invest and re-invest in equipment, equipment leases and other equipment related transactions. The third phase, called the “liquidation period,” is anticipated to last one year from the end of the operating period, but not more than three years from the end of the operating period. During this period, the Fund will dispose of the remainder of its portfolio and make final distributions to its members.

The Fund is managed by Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group Limited group of companies. During the eleven days from the commencement of the Fund’s offering period to the end of the period covered by this report, the Fund raised no capital and accepted no additional members.

Results of Operations for the Three Months (the “Quarter”) and Six Months Ended June 30, 2009

The Fund’s offering period commenced on June 19, 2009. The Fund cannot commence investment operations until a minimum of $2,500,000 in member capital has been accepted by the Fund. As of and at the end of the period covered by this report, the Fund had accepted no member capital and made no investments. As such, no revenue from operations was received by the Fund during the Quarter. Expense incurred since inception totaled $355. Total expenses for the quarter and six months ended June 30, 2009 amounted to $163 and $239, respectively, primarily related to administrative charges for the cash balance held at a financial institution.

Liquidity and Capital Resources

At June 30, 2009 and December 31, 2008, the Fund had cash and cash equivalents of $4,645 and $4,884, respectively, from the initial capital contribution of the Manager. The Fund’s cash is held at a financial institution.

Until the Fund receives and accepts subscriptions for a minimum offering amount of $2,500,000, excluding the initial $5,000 capital contribution from the Manager, but which may include the investment which will be made by the Manager or its affiliates, the Fund will not commence operations. After receipt and acceptance of subscriptions for the minimum offering amount of $2,500,000, the subscription proceeds will be released to the Fund from escrow and applied to the payment or reimbursement of the Fund’s organization and offering expenses, selling commissions, dealer manager fees and due diligence expenses, leaving estimated net proceeds of approximately $2,011,488 available for investment, operations, the creation of reserves and the payment of acquisition fees. Once the Fund receives the minimum subscription proceeds, the Fund intends to establish working capital reserves of approximately 1.0% of the gross offering proceeds. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds will be held in an interest bearing escrow account at Wells Fargo Bank, National Association.

After the Fund receives the minimum offering amount of $2,500,000 it will continue to sell its shares until the end of the offering period. As additional shares are sold, the Fund will experience an increase in liquidity as cash is received. As the Fund uses cash to acquire equipment or other equipment-related investments, its liquidity will decrease. The Fund’s maximum offering amount is $150,000,000, plus up to an additional $7,200,000 under the Fund’s distribution reinvestment plan.

The Fund’s liquidity may be adversely affected by unanticipated or greater than anticipated operating costs or losses, including the inability of a client of the Fund to make timely lease payments. The Fund anticipates that it will fund its operations from cash flow generated by operating and financing activities. The Manager has no intent to permanently fund any cash flow deficit of the Fund or provide other financial assistance to the Fund.

The Fund intends to incur indebtedness in purchasing its portfolio. During periods of general illiquidity in financial markets, such as existed during 2008 and 2009, it may not be possible for the Manager to source debt on the Fund’s behalf at an appropriate interest rate, on appropriate terms, at appropriate levels or at all.

We have no contractual obligations and commitments at June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Registration Statement on Form S-1, dated June 19, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our financial position. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 1a.	Risk Factors

There have been no material changes from the risk factors disclosed in our Registration Statement on Form S-1, dated June 19, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three and six months ended June 30, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/s/ David Fahy
Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: August 13, 2009

By:	/s/ Frank V. Saracino
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: August 13, 2009

Exhibit Index

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer

*	Filed herewith.

E-1