Form 10-Q
period 2009-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2009-11-10
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 500 shares of limited liability company membership interests outstanding at November 9, 2009.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

Macquarie Equipment Leasing Fund, LLC is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of Macquarie Equipment Leasing Fund, LLC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$4,559	$4,884
Taxes receivable (related party)	183	48

Total assets	$4,742	$4,932

LIABILITIES AND MEMBERS’ EQUITY

Commitments and Contingencies	$—	$—

Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 500 shares	$5,000	$5,000
Deficit accumulated during the development stage	(258)	(68)

Total member’s equity	4,742	4,932

Total liabilities and member’s equity	$4,742	$4,932

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

The Fund received an effectiveness order for its Amendment No. 4 to Registration Statement on Form S-1 from the Securities and Exchange Commission on June 19, 2009. The Fund is considered to be a development stage enterprise as no operations have commenced since its effectiveness order. The Fund’s sole activity through September 30, 2009 consisted of the organization and start-up of the Fund.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO BALANCE SHEET (unaudited)

(continued)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Fund is a single member Limited Liability Company and uses the liability method for accounting for income taxes in accordance with Accounting Standards Codification 740, Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves are established when it is determined that it is more than likely than not that the deferred income tax asset will not be realized.

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

When the Fund receives and accepts subscriptions for a minimum offering amount, as noted above, this guidance should no longer apply. The Fund expects to be treated as a partnership for federal and, if applicable, state income tax purposes. As a partnership, the Fund itself is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, of its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

Development Stage Enterprise

The Fund complies with the reporting requirements of Accounting Standards Codification 915, Development Stage Entities.

New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update 2009-01. This guidance sets forth the Accounting Standards Codification that will be the single source of authoritative U.S. GAAP for all nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since this guidance only requires amended disclosures concerning the reporting of accounting standards, the adoption of this guidance did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued Accounting Standards Codification 855 Subsequent Events, which sets forth the accounting and disclosure requirements for subsequent events; events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated. If the subsequent events are not recognized in the financial statements, this guidance also requires disclosure of the nature and effect of such in the financial statements. The Fund adopted this guidance in the second quarter of 2009. The adoption did not have a material impact on the Fund’s financial statements.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO BALANCE SHEET (unaudited)

(continued)

3. TRANSACTIONS WITH AFFILIATES (continued)

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO BALANCE SHEET (unaudited)

(continued)

3. TRANSACTIONS WITH AFFILIATES (continued)

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

5. RESULTS OF OPERATIONS

The Fund’s offering period commenced on June 19, 2009. The Fund cannot commence investment operations until a minimum of $2,500,000 in member capital has been accepted by the Fund. As at the end of the period covered by this report, the Fund had accepted no member capital and made no investments. As such, no revenue from operations was received by the Fund during the quarter ended September 30, 2009. Expense incurred since inception totaled $441. Total expenses for the three and nine months ended September 30, 2009 amounted to $86 and $325, respectively, primarily related to administrative charges for the cash balance held at a financial institution.

6. SUBSEQUENT EVENTS

The Fund adopted authoritative guidance on subsequent events issued by the FASB and evaluated subsequent events from October 1, 2009 through November 10, 2009, date of the issuance of the financial statements. The Fund did not have any significant subsequent events to disclose.

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

The Fund is managed by Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group Limited group of companies. Since the commencement of the Fund’s offering period to the end of the period covered by this report, the Fund raised no capital and accepted no additional members.

Results of Operations for the Three Months (the “Quarter”) and Nine Months Ended September 30, 2009

The Fund’s offering period commenced on June 19, 2009. The Fund cannot commence investment operations until a minimum of $2,500,000 in member capital has been accepted by the Fund. As of and at the end of the period covered by this report, the Fund had accepted no member capital and made no investments. As such, no revenue from operations was received by the Fund during the Quarter. Expense incurred since inception totaled $441. Total expenses for the quarter and nine months ended September 30, 2009 amounted to $86 and $325, respectively, primarily related to administrative charges for the cash balance held at a financial institution.

Liquidity and Capital Resources

At September 30, 2009 and December 31, 2008, the Fund had cash and cash equivalents of $4,559 and $4,884, respectively, from the initial capital contribution of the Manager. The Fund’s cash is held at a financial institution.

Until the Fund receives and accepts subscriptions for a minimum offering amount of $2,500,000, excluding the initial $5,000 capital contribution from the Manager, but which may include the investment which will be made by the Manager or its affiliates, the Fund will not commence operations. After receipt and acceptance of subscriptions for the minimum offering amount of $2,500,000, the subscription proceeds will be released to the Fund from escrow and applied to the payment or reimbursement of the Fund’s organization and offering expenses, selling commissions, dealer manager fees and due diligence expenses, leaving estimated net proceeds of approximately $2,009,262 available for investment, operations, the creation of reserves and the payment of acquisition fees. Once the Fund receives the minimum subscription proceeds, the Fund intends to establish working capital reserves of approximately 1.0% of the gross offering proceeds. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds will be held in an interest bearing escrow account at Wells Fargo Bank, National Association.

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

We have no contractual obligations and commitments at September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Registration Statement on Form S-1, dated June 19, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

No matters were submitted to a vote of security holders during the three and nine months ended September 30, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: November 10, 2009

By:	/S/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: November 10, 2009

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

*	Filed herewith.

E-1