Form 10-Q
period 2010-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2010-05-17
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

There were 714,632 shares of limited liability company membership interests outstanding at May 17th, 2010.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$1,184,802	$4,474
Participating interest - Future lease income (current)	349,159	—
Taxes receivable (related party)	84	218

Total Current Assets	1,534,045	4,692

Non-current Assets
Participating interest - Residual value	1,870,071	—
Participating interest - Future lease income	982,849	—

Total Non-current Assets	2,852,920	—

Total Assets	$4,386,965	$4,692

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:

Commissions and fees payable	$250,382	$—
Capital contributions received in advance	250,801	—
Distribution payable	23,049

Total Liabilities	524,232	—

Commitments and Contingencies	—	—

Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 467,868 shares as of March 31, 2010 and 500 shares as of December 31, 2009	4,074,549	5,000
Deficit accumulated during development stage	(211,816)	(308)

Total Members’ Equity	3,862,733	4,692

Total Liabilities and Members’ Equity	$4,386,965	$4,692

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to March 31, 2010	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009

REVENUE

Interest and other income	$2,235	$2,235	$—

Total Revenue	2,235	2,235	—

EXPENSES

Operating expenses	117,308	117,308
Acquisition fees	96,000	96,000	—
Interest and other expenses	961	435	76

Total Expenses	214,269	213,743	76

Net loss before income taxes	(212,034)	(211,508)	(76)

Income tax benefit	218	—	32

Net loss	$(211,816)	$(211,508)	$(44)

Net loss per share: basic and diluted	$(9.63)	$(1.50)	$—

Weighted average number of shares outstanding: basic and diluted	21,997	140,710	—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
Cash flow from operating activities:
Net loss	$(211,508)	$(44)

Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Commission and fees payable	250,382	—
Taxes receivable - related party	134	(32)

Net cash provided by (used in) operating activities	39,008	(76)

Cash flow from investing activities:
Participating interest - Residual value	(1,870,071)	—
Participating interest - Future lease income	(1,332,008)	—

Net cash used in investing activities	(3,202,079)	—

Cash flow from financing activities:

Proceeds from issuance of shares	4,568,300	—
Payment of sales and offering expense	(475,702)	—
Capital contributions received in advance	250,801	—

Net cash provided by financing activities	4,343,399	—

Net increase in cash and cash equivalents	1,180,328	(76)

Cash and cash equivalents, beginning of the period	4,474	4,884

Cash and cash equivalents, end of the period	$1,184,802	$4,808

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Quarter ended March 31, 2010

(Unaudited)

	Additional members shares	Additional members’ equity (1)	Managing members’ equity	Total
Opening Balance - January 1, 2010	500	$—	$4,692	$4,692
Proceeds from issuance of additional members shares	467,368	4,068,300	500,000	4,568,300
Sales and offering expenses	—	(446,492)	(29,210)	(475,702)
Distribution to members	—	(23,049)	—	(23,049)
Net loss	—	(186,977)	(24,531)	(211,508)

Closing Balance - March 31, 2010	467,868	$3,411,782	$450,951	$3,862,733

(1)	Additional members represent all members other than the Managing member

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment related-investments. The majority of the equipment will be leased to corporate clients. The Fund will generate income through the collection of lease rentals and other revenues, through the sale of leased equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

The Fund received an effectiveness order for its Amendment No. 4 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) from the Securities and Exchange Commission on June 19, 2009. The Fund is considered to be a development stage enterprise as limited operations have commenced since its effectiveness order. The initial capital contribution to the Fund was for $5,000 from the Manager. The Manager made an additional contribution of $500,000 to the Fund. The Fund is offering membership interests on a “best efforts” basis with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last for up to 24 months from the date of the offering.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. As of March 31, 2010, the Fund has received and accepted cumulative subscriptions for 467,868 shares of limited liability company interest (“Shares”) for $4,097,598, net of offering costs; including the capital contributions from the Manager.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and including fair value of participating interest (see Note 3) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with one financial institution.

Income Taxes

Until the initial closing date of March 5, 2010, the Fund was a single member Limited Liability Company and used the liability method for accounting for income taxes in accordance with Accounting Standards Codification 740, Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves are established when it is determined that it is more than likely than not that the deferred income tax asset will not be realized. The Fund recorded its benefit for income taxes as amounts due based upon the estimated taxes that would be due if the Fund had filed its income tax returns on a separate entity basis and will be settled via an informal tax

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

sharing agreement with the Manager. The Fund’s share of current and deferred federal and state tax benefits or obligations were recorded as taxes receivable (related party) in the balance sheet as of December 31, 2009. The Fund received and accepted subscriptions for a minimum offering amount on March 5, 2010. From that date, the above guidance no longer applies. The Fund is treated as a partnership for federal and state income tax purposes. As a partnership, the Fund itself is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, of its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

Development Stage Company

The Fund complies with the reporting requirements of Accounting Standards Codification 915, Development Stage Entities.

New Accounting Pronouncements

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855 Subsequent Events, which sets forth the accounting and disclosure requirements for subsequent events; events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated. If the subsequent events are not recognized in the financial statements, this guidance also requires disclosure of the nature and effect of such in the financial statements. In February 2010, FASB issued ASU 2010-09 Amendments to Certain Recognition and Disclosure Requirements. The guidance requires an entity that is either an SEC filer or a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the dates financial statements are issued. All other entities are required to evaluate subsequent events through the date financial statements are available to be issued. It also requires all entities excluding the SEC filers to disclose the dates through which the subsequent events have been evaluated. The adoption of these pronouncements did not have a material impact on the Fund’s financial statements.

3. PARTICIPATING INTEREST

On March 24, 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) to acquire an economic interest of up to 10% ($6.5 million) in a sale leaseback transaction of a subsidiary of MBL. Pursuant to the participation agreement, the Fund will make installment payments to, and receive monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party subject to leases of between 51 to 69 months. MBL will pay the Fund up to 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and up to 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines have been successfully remarketed. Under a separate agreement, the Fund shall pay Macquarie Aviation Capital Limited, via its fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

As of March 31, 2010, the Fund paid MBL $3.2 million (4.85% of the transaction value). Therefore, the Fund is entitled to receive cash payments of $28,628 per month and 4.85% of the residual value. The $3.2 million investment has been bifurcated on the face of the balance sheet into two assets based upon their relative fair values in accordance with the accounting guidance described below:

1) Participating Interest – Residual value: Representing the present value of the residual value as of the time of investment. The recognition of the asset upon investment is in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party for an acquisition of the residual value in leased assets by a third party. The asset will be tested for impairment as in accordance with ASC 360-10-35-13 Adjusting the Residual Value in Leased Assets by a Third Party.

2) Participating Interest – Future lease income: Representing the present value of cash flows as of March 31, 2010, based on the accounting guidance of ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income.

The proceeds related to the residual value will be recouped upon successful remarketing of the engines at the end of the lease term. The gains or losses on the residual value will be recognized based on the difference between the proceeds and the carrying amount. Income associated with the cash flows will be recognized monthly based on an effective yield over the lease term, based on the accounting guidance of ASC 470-10-25. The Fund recognized income of $2,079 for the quarter ended March 31, 2010.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund will pay fees to the Manager for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services.

Macquarie Capital (USA) Inc. (the “dealer manager”) will act as dealer manager for the Fund and will manage a group of selling dealers, including other unaffiliated broker dealers.

The Manager and the dealer manager will receive fees from the Fund for offering services during the offering period including:

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

•

Organization and offering expense allowance, which varies based upon the actual organization and offering expenses incurred by the Company and its affiliates and the number of shares sold, payable to the Company.

The organization and offering expense allowance will not exceed the actual fees and expenses incurred by the Manager or its affiliates in connection with the Fund’s organization and offering and will be calculated as follows:

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

•

Remarketing fees in an amount equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated to the required investor return. “Investor return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax eight percent (8.0%) per annum internal rate of return compounded daily on all capital contributions of members;

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Out-performance fees depending upon the extent to which investor return has been achieved. Prior to the time that investor return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that investor return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager and

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

As of March 31, 2010 the Fund has accrued or paid to the Manager or its affiliates the following amounts:

Entity	Capacity	Description	Amount

Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$113,711

Macquarie Capital (USA) Inc.	Dealer Manager	Selling commissions and Dealer manager fees (1)	$361,991

Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$96,000

Maquarie Asset Management Inc.	Manager	Management fee	$323

Maquarie Asset Management Inc.	Manager	Operating expenses	$117,308

(1)	Amount charged directly to members’ equity.
(2)	Amount charged directly to operations.

5. EQUITY CONTRIBUTION

As of March 31, 2010, the Fund has received and accepted subscriptions for 467,868 shares of limited liability company interest for $4,097,598, net of offering costs. The subscriptions received include total contributions of $505,000 from the Manager, excluding the offering costs.

6. SUBSEQUENT EVENTS

As of May 17, 2010 the Fund has raised and accepted additional cumulative subscription for 246,764 shares of limited liability company interest for $2,160,907 net of offering cost.

As of May 17, 2010 the Fund has funded additional $1.9 million of the participation price for agreement with MBL as described in Note 3, Participating Interest.

The Fund has evaluated subsequent events through May 17, 2010 which is the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited financial statement and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2010, and with our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 15, 2008, as amended (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011. It is currently in the process of raising capital. On March 5, 2010, subscriptions for the minimum number of limited liability company interests (“shares”), being 290,509 shares for $2,837,350, excluding subscriptions from Pennsylvania investors, had been received. As a result, subscription proceeds were released from escrow to commence principal operations and reimburse organization and offering fees and expenses. Subsequent capital contributions will be used to fund operations, invest in equipment, equipment leases and other equipment related transactions and pay fees and expenses as described in the Fund’s Registration Statement. As of May 17, 2010, the Fund has received and accepted cumulative subscriptions for 714,632 Shares for $6,258,505, net of offering costs. When the Fund’s offering period ends, the Fund will enter into its operating period, whereupon it may continue to make investments in equipment, equipment leases and other equipment related transactions.

The Fund is offering a total of 15,000,000 Shares for a price of $10.00 per share, subject to certain reductions. The Fund is also offering up to 800,000 shares pursuant to its distribution reinvestment plan at a public offering price of $9.00 per share. The Fund’s manager, Macquarie Asset Management Inc. (“Manager”), has acquired 54,263 Fund shares and intends to purchase an additional 107,527 of the Fund’s shares at $9.30 per Share. The Fund’s fiscal year end is December 31.

Recent Transaction

In accordance with the terms of the Fund’s Operating Agreement dated March 24, 2010, the Fund entered into a participation agreement with Macquarie Bank Limited and invested in a portfolio of eight commercial jet aircraft engines. The engines, purchased by a wholly owned member of the Macquarie Group Limited group of companies (“the Macquarie Group”), are subject to leases of between 51 and 69 months to a major Australian commercial passenger airline. Six of the engines were manufactured by CFM International, Inc. (a joint venture between General Electric and SNECMA, a French Government owned engine manufacturer) for use on Boeing 737 New Generation aircraft, and two of the engines were manufactured by General Electric for use on Embraer 190 and 195 aircraft. The engines have a remaining useful life of between approximately 15 and 30 years.

Under the participation agreement, the Fund will be entitled to receive from Macquarie Bank Limited an amount equal to approximately 10% of the cashflows associated with the portfolio of engines. These cashflows include rentals, engine sales proceeds, damages and insurance proceeds, and any residual maintenance reserves. For the right to participate in these cashflows, the Fund will pay a participation price of up to $6.5 million to the Macquarie Group, representing approximately 10% of the costs incurred to purchase the engines. The Fund may pay the participation price in installments so that the Fund may increase its investment in the transaction as the Fund accepts additional capital from subscribers. As of May 17, 2010, the Fund has paid $5,230,000 of the participation price. This amount consists entirely of investor capital with no debt, or leverage, having been incurred to fund payment of the participation price installment.

The engines are located in Australia. All payments under the participation agreement and in the underlying leases are in U.S. dollars.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Investments in Participating Interest

Our participating interest in the sales leaseback transaction consists of the sum of the total fair value of the future minimum lease payments receivable plus the estimated fair value of the unguaranteed residual value of the leased equipment. Bifurcation of the investment into the portions attributable to the Residual Value and the Future Lease Income and the timing of income recognition has been based on estimates. Assumptions have been made regarding engine utilization, condition and maintenance costs based on independent third party data.

Results of Operations for the Three Months Ended March 31, 2010 (the “Quarter”)

We are currently in our offering period. The minimum offering of $2,500,000 was achieved on March 5, 2010. Through March 31, 2010, we have received and accepted cumulative subscription of $4,097,598, net of offering costs and as at May 17, 2010, the Fund had raised total equity of $6,258,505, net of offering costs. Investors from the Commonwealth of Pennsylvania, where a minimum offering amount of $7,500,000 applies, have not yet been admitted as members of the Fund.

Total revenue for the Quarter was $2,235, which was primarily due to the income recognized from our investment in a participation agreement with Macquarie Bank Limited in connection with a portfolio of eight commercial jet aircraft engines

Total expenses for the Quarter were $213,743, which were comprised primarily of operating expenses, management and acquisition fees to the Manager. As a result of the foregoing factors, the net loss for the Quarter was $211,508.

Liquidity and Capital Resources

Cash Flows Summary

At March 31, 2010, the Fund had cash and cash equivalents of $1,184,802. During our offering period, our main source of cash will be from financing activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment related-investments. We will also make investments in other equipment related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds will be held in an operating account at Wells Fargo Bank, National Association. In addition, pursuant to the terms of our offering, the Fund will establish working capital reserves of approximately 1.0% of the gross offering proceeds.

Sources and Uses of Cash

The Fund will continue to sell its shares until the end of the offering period. As additional shares are sold, the Fund will experience an increase in liquidity as cash is received. As the Fund uses cash to acquire equipment or other equipment-related investments, its liquidity will decrease. The Fund’s maximum offering amount is $150,000,000, plus up to an additional $7,200,000 under the Fund’s distribution reinvestment plan

For the period from the commencement of our operations on March 5, 2010 through March 31, 2010, we sold 467,368 Shares, representing $4,092,598 of capital contributions, net of offering cost. For the period from the commencement of our operations on March 5, 2010 through March 31, 2010, we have paid or accrued sales commissions to third parties of $239,638 and dealer manager commissions to Macquarie Capital (USA) Inc. of $75,712. In addition, organization and offering expenses of $113,711 were paid or accrued by us to our Manager or its affiliates during this period.

Sources of Liquidity

Cash generated from our financing activities will be our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, Manager and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

The Fund also intends to incur indebtedness in purchasing its portfolio. During periods of general illiquidity in financial markets, it may not be possible for the Manager to source debt on the Fund’s behalf at an appropriate interest rate, on appropriate terms, at appropriate levels or at all.

Distributions

The Fund began making monthly cash distributions on April 13, 2010 for the month of March, 2010. We accrued distributions to the members in the amount of $23,049 for the Quarter ended March 31, 2010

While the Manager anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors disclosed in our Amendment No. 4 to Registration Statement on Form S-1, dated June 17, 2009, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on June 19, 2009. Through May 17, 2010, we received capital contributions in the amount of $6,258,505, net of offering costs. Through May 17, 2010, we have paid or accrued sales commissions to third parties of $394,282 and dealer manager commissions to Macquarie Capital (USA) Inc. of $187,849.

As of May 17, 2010 we have used $5,230,000 of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines, described in further detail under Managements Discussion and Analysis of Financial Condition and Result of Operations – Recent Transaction.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 17, 2010

By:	/S/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: May 17, 2010

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