Form 10-Q
period 2010-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2010-08-09
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

There were 1,189,940 shares of limited liability company membership interests outstanding at August 9, 2010.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	3

	Statement of Operations for the period from August 21, 2008 (inception of the Fund) to June 30, 2010 and the Quarters and Six Months ended June 30, 2010 and 2009 (Unaudited)	4

	Statement of Cash Flows for the period from August 21, 2008 (inception of the Fund) to June 30, 2010 and the Six Months ended June 30, 2010 and 2009 (Unaudited)	5

	Statements of Changes in Members’ Equity for period from August 21, 2008 (inception of the Fund) to June 30, 2010 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$2,188,759	$4,474
Participating interest—Future lease income (current)	696,734	—
Taxes receivable (related party)	84	218

Total Current Assets	2,885,577	4,692

Non-current Assets
Participating interest—Residual value	3,797,959	—
Participating interest—Future lease income	1,899,247	—

Total Non-current Assets	5,697,206	—

Total Assets	$8,582,783	$4,692

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Commissions and fees payable	$310,583	$—
Capital contributions received in advance	175,000	—
Lease payments received in advance	28,876
Distribution payable	56,219

Total Liabilities	570,678	—

Commitments and Contingencies	—	—

Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 988,045 shares as of June 30, 2010 and 500 shares as of December 31, 2009	8,488,590	5,000
Deficit accumulated during development stage	(476,485)	(308)

Total Members’ Equity	8,012,105	4,692

Total Liabilities and Members’ Equity	$8,582,783	$4,692

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF OPERATIONS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to June 30, 2010	Quarter Ended		Six Months Ended
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUE

Participating interest income	$41,440	39,361	$—	$41,440	$—
Other income	213	57	—	213	—

Total Revenue	41,653	39,418	—	41,653	—

EXPENSES

Operating expenses	310,583	193,275	—	310,583	—
Acquisition fees	195,000	99,000	—	195,000	—
Management fees	8,817	8,494	—	8,817	—
Other expenses	3,956	3,318	163	3,430	239

Total Expenses	518,356	304,087	163	517,830	239

Net loss before income taxes	(476,703)	(264,669)	(163)	(476,177)	(239)

Income tax benefit	218	—	67	—	99

Net loss	$(476,485)	(264,669)	$(96)	$(476,177)	$(140)

Basic and diluted loss per share	$(4.13)	(0.95)	$—	$(1.10)	$—

Weighted average number of shares outstanding: basic and diluted	115,425	277,814	—	430,991	—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF CASH FLOWS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to June 30, 2010	Six Months Ended
		June 30, 2010	June 30, 2009
Cash flow from operating activities:
Net loss	$(476,485)	$(476,177)	$(140)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Commission and fees payable	310,583	310,583	—
Taxes receivable—related party	(84)	134	(99)
Income received in advance	28,876	28,876

Net cash used in operating activities	(137,110)	(136,584)	(239)

Cash flow from investing activities:
Payment for participating interest—Residual value and Future lease income	(6,500,000)	(6,500,000)	—
Proceeds from participating interest—Future lease income	106,060	106,060	—

Net cash used in investing activities	(6,393,940)	(6,393,940)	—

Cash flow from financing activities:
Proceeds from issuance of shares	9,651,576	9,646,576	—
Payment of offering related expenses	(1,016,457)	(1,016,457)	—
Distribution paid to members	(90,310)	(90,310)
Capital contributions received in advance	175,000	175,000	—

Net cash provided by financing activities	8,719,809	8,714,809	—

Net increase (decrease) in cash and cash equivalents	2,188,759	2,184,285	(239)

Cash and cash equivalents, beginning of the period	—	4,474	4,884

Cash and cash equivalents, end of the period	$2,188,759	$2,188,759	$4,645

Supplemental disclosures of cash flow information
Non cash financing activities
Issuance of shares under distribution reinvestment plan	$17,996	$17,996	$—

See accompanying notes to the Financial Statements.

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(a development stage enterprise)

Period from August 21, 2008 (inception of the Fund) to June 30, 2010

(Unaudited)

	Members’ shares	Additional members’ equity (1)	Managing members’ equity	Total
Opening balance—August 21, 2008	500	$—	$5,000	$5,000
Issuance of members’ shares	985,545	8,146,576	1,500,000	9,646,576
Issuance of members’ shares—distribution reinvestment plan	2,000	17,996	—	17,996
Offering related expenses	—	(928,828)	(87,629)	(1,016,457)
Distribution to members	—	(152,152)	(12,373)	(164,525)
Net loss	—	(408,307)	(68,178)	(476,485)

Closing balance—June 30, 2010	988,045	$6,675,285	$1,336,820	$8,012,105

(1)	Additional members represent all members other than the Managing member

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC ( the “Fund”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment related-investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, through the sale of leased equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager expects to earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. Further, the Fund expects to reimburse the Manager for costs incurred by them in managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment related investments.

The Fund received Post-Effective Amendment No. [2] to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) from the Securities and Exchange Commission on June 8, 2010. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009 . The initial capital contribution to the Fund was for $5,000 from the Manager and the Manager made additional contribution of $1,500,000 to the Fund. The Fund is offering membership interests on a “best efforts” basis with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last for up to 24 months from the date of the its first effectiveness order.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. As of June 30, 2010, the Fund has received and accepted cumulative subscriptions for 988,045 shares of limited liability company interest (“Shares”) for $8,653,115, net of offering costs, including the capital contributions from the Manager.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Fund received and accepted subscriptions for a minimum offering amount on March 5, 2010. From that date the above guidance no longer applies. The Fund is treated as a partnership for federal and state income tax purposes. As a partnership, the Fund itself is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, of its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

Development Stage Company

The Fund complies with the reporting requirements of Accounting Standards Codification 915, Development Stage Entities.

New Accounting Pronouncements

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855 Subsequent Events, which sets forth the accounting and disclosure requirements for subsequent events; events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated. If the subsequent events are not recognized in the financial statements, this guidance also requires disclosure of the nature and effect of such in the financial statements. The guidance was effective for interim or annual financial periods ending after June 15, 2009. In February 2010, FASB issued ASU 2010-09 Amendments to Certain Recognition and Disclosure Requirements. The guidance requires an entity that is either an SEC filer or a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the dates financial statements are issued. All other entities are required to evaluate subsequent events through the date financial statements are available to be issued. It also requires all entities excluding the SEC filers to disclose the dates through which the subsequent events have been evaluated. The Fund adopted the amended guidance in the first quarter of 2010. The adoption of the new guidance had no effect on the Fund’s financial statements.

3. PARTICIPATING INTEREST

On March 24, 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) to acquire an economic interest of up to 10% ($6.5 million) in a sale leaseback transaction of a subsidiary of MBL. Pursuant to the participation agreement, the Fund made installment payments to, and will receive monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party (“the underlying airline”) subject to leases of between 51 to 69 months. MBL will pay the Fund approximately 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and approximately 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines have been successfully remarketed. Under a separate agreement, the Fund shall pay Macquarie Aviation Capital Limited, via its fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

As of June 30, 2010, the Fund has paid MBL $6.5 million (approximately 10% of the transaction value). Therefore, the Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value. The $6.5 million investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

1) Participating Interest—Engine residual value: Representing the present value of the residual engine value as of the time of investment. The recognition of the asset upon investment is in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party for an acquisition of the residual value in leased assets by a third party. The asset will be tested for impairment as in accordance with ASC 320 Investments—Debt and Equity Securities.

2) Participating Interest—Future lease income: Representing the present value of the discounted cash flows as of June 30, 2010, based on the accounting guidance of ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income.

The proceeds related to the residual value will be recouped if remarketing of the engines at the end of the lease term is successful. Any gains or losses on the residual value will be recognized based on the difference between the proceeds and the carrying amount. Income associated with the cash flows will be recognized monthly based on an effective yield over the lease term, based on the accounting guidance of ASC 470-10-25.

The Fund is exposed to the credit risk of the underlying airline. Neither MBL nor any other member of the Macquarie Group guarantees the payment obligations of the airline, and the Fund has no recourse against any member of the Macquarie Group in the event the airline fails to meet its payment obligations. Although the Fund currently has no reason to believe that the airline will fail to meet its contractual obligations, a risk of loss to the Fund exists to the extent that the airline fails to meet its payment obligations and the net remarketing proceeds from the sale of (repossessed) equipment are not sufficient to reimburse the Fund for its investment in the transaction. The Fund also faces risk of loss should MBL fail to meet its payment obligation under the participation agreement.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services.

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

•

Remarketing fees the amount equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax eight percent (8.0%) per annum internal rate of return compounded daily on all capital contributions of members;

•

Out-performance fees depending upon the extent to which investor return has been achieved prior to the time that investor return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that investor return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager and

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

As of June 30, 2010 the Fund has accrued or paid to the Manager or its affiliates the following amounts:

Entity	Capacity	Description	Amount

Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$239,783

Macquarie Capital (USA) Inc.	Dealer Manager	Selling commissions and Dealer manager fees (1)	$195,404

Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$195,000

Maquarie Asset Management Inc.	Manager	Management fee	$8,817

Maquarie Asset Management Inc.	Manager	Operating Expenses	$310,583

Maquarie Asset Management Inc.	Manager	Outperformance fee	$1,085

(1)	Amount charged directly to members’ equity.
(2)	Amount charged directly to operations.

5. EQUITY CONTRIBUTION

As of June 30, 2010, the Fund has received and accepted subscriptions for 988,045 shares of limited liability company interest for $8,653,115, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

6. SUBSEQUENT EVENTS

As of August 9, 2010 the Fund has raised and accepted additional cumulative subscription for 201,895 shares of limited liability company interest for $1,768,263, net of offering cost.

The Fund has evaluated subsequent events through August 9, 2010 which is the date the financial statements were issued.

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

The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011. It is currently in the process of raising capital. On March 5, 2010, subscriptions for the minimum number of limited liability company interest (“Shares”), being 290,509 Shares for $2,837,350, excluding subscriptions from Pennsylvania investors, had been received. As a result, subscription proceeds were released from escrow to commence principal operations and reimburse organization and offering fees and expenses. Subsequent capital contributions will be used to fund operations, invest in equipment, equipment leases and other equipment related transactions and pay fees and expenses as described in the Fund’s Registration Statement. As of August 9, 2010, the Fund has received and accepted cumulative subscriptions for 1,189,940 Shares for $10,421,378, net of offering costs. When the Fund’s offering period ends, the Fund will enter into its operating period, whereupon it may continue to make investments in equipment, equipment leases and other equipment related transactions.

The Fund is offering a total of 15,000,000 Shares for a price of $10.00 per share, subject to certain reductions. The Fund is also offering up to 800,000 Shares pursuant to its distribution reinvestment plan at a public offering price of $9.00 per Share. The Fund’s manager, Macquarie Asset Management Inc. (“Manager”), has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

Recent Transaction

In accordance with the terms of the Fund’s Operating Agreement, on March 24, 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) and invested in a portfolio of eight commercial jet aircraft engines. The engines, purchased by a wholly owned member of the Macquarie Group Limited group of companies (“the Macquarie Group”), are subject to leases of between 51 and 69 months to a major Australian commercial passenger airline. Six of the engines were manufactured by CFM International, Inc. (a joint venture between General Electric and SNECMA, a French Government owned engine manufacturer) for use on Boeing 737 New Generation aircraft, and two of the engines were manufactured by General Electric for use on the Embraer 190 and 195 aircraft. The engines have a remaining useful life of between approximately 15 and 30 years.

Under the participation agreement, the Fund is entitled to receive from MBL an amount equal to approximately 10% of the cashflows associated with the portfolio of engines. These cashflows include rentals, engine sales proceeds, damages and insurance proceeds, and any residual maintenance reserves. For the right to participate in these cashflows, the Fund paid a participation price of $6.5 million dollars to the Macquarie Group, representing approximately 10% of the costs incurred to purchase the engines. This amount consists entirely of investor capital with no debt, or leverage, having been incurred to fund payment of the participation price installment.

The Fund is exposed to the credit risk of the underlying airline. Neither MBL nor any other member of the Macquarie Group guarantees the payment obligations of the airline, and the Fund has no recourse against any member of the Macquarie Group in the event the airline fails to meet its payment obligations. Although the Fund currently has no reason to believe that the airline will fail to meet its contractual obligations, a risk of loss to the Fund exists to the extent that the airline fails to meet its payment obligations and the net remarketing proceeds from the sale of (repossessed) equipment are not sufficient to reimburse the Fund for its investment in the transaction. The Fund also faces risk of loss should MBL fail to meet its payment obligation under participant agreement.

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

Results of Operations for the Quarter and Six Months Ended June 30, 2010

We are currently in our offering period. The minimum offering of $2,500,000 was achieved on March 5, 2010. Through June 30, 2010, we have received and accepted cumulative subscription of $8,653,115, net of offering costs and as at August 9, 2010, the Fund had raised total equity of $10,421,378, net of offering costs. Investors from the Commonwealth of Pennsylvania, where a minimum offering amount of $7,500,000 applies, were admitted as members of the Fund in June.

Total revenue for the quarter and six months ended June 30, 2010 were $39,418 and $41,653, respectively, which was primarily due to the income recognized from our investment in a participation agreement with Macquarie Bank Limited in connection with a portfolio of eight commercial jet aircraft engines.

Total expenses for the quarter and six months ended June 30, 2010 were $304,087 and $517,830 respectively, which were comprised primarily of operating expenses, management and acquisition fees to the Manager. As a result of the foregoing factors, the net loss for the quarter and six months ended June 30, 2010 were $264,669 and $476,177, respectively.

Liquidity and Capital Resources

Cash Flows Summary

At June 30, 2010, the Fund had cash and cash equivalents of $2,188,759. During our offering period, our main source of cash will be from financing activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment related-investments. We will also make investments in other equipment related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

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

Sources and Uses of Cash

The Fund will continue to sell its shares until the end of the offering period. As additional shares are sold, the Fund will experience an increase in liquidity as cash is received. As the Fund uses cash to acquire equipment or other equipment-related investments, its liquidity will decrease. The Fund’s maximum offering amount is $150,000,000, plus up to an additional $7,200,000 under the Fund’s distribution reinvestment plan

For the period from the commencement of our operations on March 5, 2010 through June 30, 2010, we sold 988,045 Shares, representing $8,653,115 of capital contributions, net of offering cost. For the period from the commencement of our operations on March 5, 2010 through June 30, 2010, we have paid or accrued sales commissions to third parties of $520,170 and dealer manager commissions to Macquarie Capital (USA) Inc. of $195,404. In addition, organization and offering expenses of $239,783 were paid or incurred by us to our Manager or its affiliates during this period.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid distributions to the members in the amount of $90,310 for the quarter and six months ended June 30, 2010

While the Manager anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors disclosed in our Post-Effective Amendment No. 2 to Registration Statement on Form S-1, dated June 8, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) We registered 15,800,00 shares of limited liability company interest, (SEC File No. 333-154278, effective June 19, 2009), of which we registered 15,000,000 shares at $10.00 per share to be offered to the public in a primary offering and 800,000 shares offered to our investors pursuant to our Distribution Reinvestment plan at $9.00 per share. The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011.

Through August 9, 2010, we received capital contributions in the amount of $10,421,378, net of offering costs. Through August 9, 2010, we have paid or accrued sales commissions to third parties of $664,957 and dealer manager commissions to Macquarie Capital (USA) Inc. of $228,605.

As of August 9, 2010 we have used $6.5 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines, described in further detail under Managements Discussion and Analysis of Financial Condition and Result of Operations—Recent Transaction.

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

Date: August 9, 2010

By:	/s/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: August 9, 2010

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