Form 10-Q
period 2010-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2010-11-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-53904

MACQUARIE EQUIPMENT LEASING FUND, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3291543
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Franklin St, 17 th Floor, Suite 1700

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

There were 1,781,365 shares of limited liability company membership interests outstanding at November 15, 2010.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	3

	Statements of Operations for the period from August 21, 2008 (inception of the Fund) to September 30, 2010 and the Quarters and Nine Months ended September 30, 2010 and 2009 (Unaudited)	4

	Statements of Cash Flows for the period from August 21, 2008 (inception of the Fund) to September 30, 2010 and the Nine Months ended September 30, 2010 and 2009 (Unaudited)	5

	Statements of Changes in Members’ Equity for the period from August 21, 2008 (inception of the Fund) to September 30, 2010 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$6,892,521	$4,474
Participating interest - Future lease income (current) (related party)	695,229	—
Other receivable	130	—
Taxes receivable (related party)	84	218

Total Current Assets	7,587,964	4,692

Non-current Assets
Participating interest - Residual value (related party)	3,823,018	—
Participating interest - Future lease income (non-current) (related party)	1,751,507	—

Total Non-current Assets	5,574,525	—

Total Assets	$13,162,489	$4,692

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:

Commissions and fees payable (related party)	$471,918	$—
Capital contributions received in advance	401,080	—
Lease payments received in advance (related party)	28,876	—
Distribution payable	91,393	—

Total Current Liabilities	993,267	—

Total Liabilities	993,267	—

Commitments and Contingencies	—	—

Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares; Issued and outstanding: 1,504,938 shares as of September 30, 2010 and 500 shares as of December 31, 2009	12,770,069	5,000
Deficit accumulated during development stage	(600,847)	(308)

Total Members’ Equity	12,169,222	4,692

Total Liabilities and Members’ Equity	$13,162,489	$4,692

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to September 30, 2010	Quarter Ended		Nine Months Ended
		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUE

Participating interest income (related party)	$90,510	49,070	$—	$90,510	$—
Other income	213	—	—	213	—

Total revenue	90,723	49,070	—	90,723	—

EXPENSES

Operating expenses (related party)	463,257	152,674	—	463,257	—
Acquisition fees (related party)	195,000	—	—	195,000	—
Management fees (related party)	17,480	8,663	—	17,480	—
Other expenses	16,051	12,095	86	15,525	325

Total expenses	691,788	173,432	86	691,262	325

Net loss before income taxes	(601,065)	(124,362)	(86)	(600,539)	(325)

Income tax benefit	218	—	36	—	135

Net loss	$(600,847)	(124,362)	$(50)	$(600,539)	$(190)

Basic and diluted loss per share	$(2.39)	$(0.10)	$(0.10)	$(0.85)	$(0.38)

Weighted average number of shares outstanding: basic and diluted	251,435	1,252,649	500	708,265	500

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to September 30, 2010	Nine Months Ended
		September 30, 2010	September 30, 2009
Cash flow from operating activities:

Net loss	$(600,847)	$(600,539)	$(190)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Commission and fees payable (related party)	471,918	471,918	—
Other receivable	(130)	(130)	—
Taxes receivable (related party)	(84)	134	(135)
Lease payments received in advance (related party)	28,876	28,876	—

Net cash used in operating activities	(100,267)	(99,741)	(325)

Cash flow from investing activities:
Payment for participating interest - Residual value and Future lease income (related party)	(6,500,000)	(6,500,000)	—
Proceeds from participating interest - Future lease income (related party)	230,246	230,246	—

Net cash used in investing activities	(6,269,754)	(6,269,754)	—

Cash flow from financing activities:

Proceeds from issuance of shares	14,761,504	14,756,504	—
Payment of offering related expenses	(1,644,382)	(1,644,382)	—
Distributions paid to members	(255,660)	(255,660)	—
Capital contributions received in advance	401,080	401,080	—

Net cash provided by financing activities	13,262,542	13,257,542	—

Net increase (decrease) in cash and cash equivalents	6,892,521	6,888,047	(325)

Cash and cash equivalents, beginning of the period	—	4,474	4,884

Cash and cash equivalents, end of the period	$6,892,521	$6,892,521	$4,559

Supplemental disclosures of cash flow information

Non cash financing activities
Issuance of shares under distribution reinvestment plan	$63,563	$63,563	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Period from August 21, 2008 (inception of the Fund) to September 30, 2010

(Unaudited)

	Members’ shares	Additional members’ equity (1)	Managing member’s equity	Total
Opening balance - August 21,2008	500	$—	$5,000	$5,000
Issuance of members’ shares	1,497,375	13,256,504	1,500,000	14,756,504
Issuance of members’ shares - Distribution Reinvestment Plan	7,063	63,563	—	63,563
Offering related expenses	—	(1,556,753)	(87,629)	(1,644,382)
Distributions to members	—	(365,619)	(44,997)	(410,616)
Net loss	—	(519,299)	(81,548)	(600,847)

Closing balance - September 30, 2010	1,504,938	$10,878,396	$1,290,826	$12,169,222

(1)	Additional members represent all members other than the Managing member

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC ( the “Fund” or the “Company”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment related-investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, through the sale of leased equipment and through other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager expects to earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. Further, the Fund expects to reimburse the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment related investments.

The Fund filed Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on June 8, 2010. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009. The initial capital contribution to the Fund was $5,000 from the Manager and the Manager made an additional contribution of $1,500,000 to the Fund. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last for up to 24 months from the date of the first effectiveness order.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. As of September 30, 2010, the Fund has received and accepted cumulative subscriptions for 1,504,938 shares (including the Distribution Reinvestment Plan, or “DRP”, shares) of limited liability company interest (“shares”) for $13,180,685, net of offering costs, including the capital contributions from the Manager.

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

Loss Per Share

For the second quarter of 2010, the Fund’s quarterly report overstated basic and diluted loss per share by $0.60 due to an error in calculating its weighted average number of shares outstanding during the quarter ended June 30, 2010. The revised loss per share for the quarter ended June 30, 2010 is $0.35. Loss per share reported for other periods were not impacted by this error and the Fund’s management has concluded that the resulting effect of this overstatement was not material to the previously issued financial statements and will reflect the revised loss per share for the quarter ended June 30, 2010 in future filings.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with one financial institution.

Income Taxes

Until the initial closing date of March 5, 2010, the Fund was a single member Limited Liability Company and used the liability method for accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves are established when it is determined that it is more than likely than not that the deferred income tax asset will not be realized.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Development Stage Company

The Fund complies with the reporting requirements of Accounting Standards Codification 915, Development Stage Entities.

New Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how the Company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes the Company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company believes the adoption of this update will primarily result in increased notes receivable disclosures, but is not expected to have any other impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 Subsequent Events, which sets forth the accounting and disclosure requirements for subsequent events; events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated. If the subsequent events are not recognized in the financial statements, this guidance also requires disclosure of the nature and effect of such in the financial statements. The guidance was effective for interim or annual financial periods ending after June 15, 2009. In February 2010, FASB issued ASU 2010-09 Amendments to Certain Recognition and Disclosure Requirements. The guidance requires an entity that is either an SEC filer or a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the dates financial statements are issued. All other entities are required to evaluate subsequent events through the date financial statements are available to be issued. It also requires all entities excluding the SEC filers to disclose the dates through which the subsequent events have been evaluated. The Fund adopted the amended guidance in the first quarter of 2010. The adoption of the new guidance had no effect on the Fund’s financial statements.

3. PARTICIPATING INTEREST

On March 24, 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) a member of the Macquarie Group of companies to acquire an economic interest of up to 10% ($6,500,000) in a sale leaseback transaction. Pursuant to the participation agreement, the Fund made installment payments to, and will receive monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party (“the underlying airline”) subject to leases of between 51 to 69 months. MBL will pay the Fund approximately 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and approximately 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines have been successfully remarketed. Under a separate agreement, the Fund shall pay Macquarie Aviation Capital Limited, a member of the Macquarie Group of companies, via its fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

The Fund has paid MBL $6,500,000 (approximately 10% of the transaction value). Therefore, the Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value. The $6,500,000 investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

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

2) Participating Interest—Future lease income: Representing the present value of the discounted future cash flows as of each balance sheet date based on the accounting guidance of ASC 470-10-25 Sales of Future Revenues or Various Other Measures of Income.

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

4. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services.

Macquarie Capital (USA) Inc. (the “dealer manager”), a member of the Macquarie Group of companies, will act as dealer manager for the Fund and will manage a group of selling dealers, including other unaffiliated broker dealers.

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

•

Organization and offering expense allowance, which varies based upon the actual organization and offering expenses incurred by the Manager and its affiliates and the number of shares sold, payable to the Manager.

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

The Fund will pay the Manager and its affiliates fees for operating services performed during the offering period and on an ongoing basis once the Fund has commenced operations, including:

•

Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment related transactions, joint ventures, special purpose vehicles and other Fund arrangements;

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

•

Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax eight percent (8.0%) per annum internal rate of return compounded daily on all capital contributions of members;

•

Out-performance fees depending upon the extent to which investor return has been achieved prior to the time that investor return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that investor return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager and

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

As of and for the nine months ended September 30, 2010 the Fund has accrued or paid to the Manager or its affiliates the following amounts:

Entity	Capacity	Description	Amount
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$364,278

Macquarie Capital (USA) Inc.	Dealer Manager	Selling commisions and Dealer manager fees (1)	$381,932

Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$195,000

Maquarie Asset Management Inc.	Manager	Management fee (2)	$17,480

Maquarie Asset Management Inc.	Manager	Operating Expenses (2)	$463,257

Maquarie Asset Management Inc.	Manager	Outperformance fee (2)	$3,192

(1)	Amount charged directly to members’ equity.
(2)	Amount charged directly to operations.

5. EQUITY CONTRIBUTION

As of September 30, 2010, the Fund has received and accepted subscriptions for 1,504,938 shares of limited liability company interest (including the DRP shares) for $13,180,685, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

6. SUBSEQUENT EVENTS

As of November 15, 2010 the Fund has raised and accepted additional cumulative subscription for 276,427 shares of limited liability company interest for $2,421,902, net of offering cost.

In October 2010, the fund acquired 451 new NCR Self-Serv kiosks (customer self-service terminals). These customer self-service terminals are on lease to a leading U.S. retailer for a remaining 59 month period and will be used in the retailer’s stores across the U.S. The retailer is an existing client of an entity affiliated with the Fund’s manager. The acquisition of the equipment was facilitated by the entity affiliated with the Fund’s manager purchasing the equipment and then simultaneously selling it to the Fund. The purchase price for the equipment was $2,036,265, paid directly by the Fund to the manufacturer of the equipment. No leverage was used to finance this acquisition by the Fund. Rentals of $38,361 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

In connection with the transaction, the Manager was paid an acquisition fee in the amount of $61,088 and will receive monthly asset management fees of approximately $1,918 per month.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In early November 2010, the Fund acquired various items of furniture and other related equipment for use in model display apartments. This equipment is on lease to a leading U.S. owner and operator of senior housing and retirement communities for a 36 month period. The equipment will be used in the client’s facilities across the U.S. The purchase price for the equipment was $676,423. The Fund did not utilize any debt financing to fund the purchase price for the equipment. Rentals of $21,646 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

In connection with the transaction, the Manager was paid an acquisition fee in the amount of $20,293 and will receive monthly asset management fees in the amount of $1,082 per month.

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

The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011. It is currently in the process of raising capital. On March 5, 2010, subscriptions for the minimum number of shares of limited liability company interest (“Shares”), being 290,509 Shares for $2,837,350, excluding subscriptions from Pennsylvania investors, had been received. As a result, subscription proceeds were released from escrow to commence principal operations and reimburse organization and offering fees and expenses. Subsequent capital contributions will be used to fund operations, invest in equipment, equipment leases and other equipment related transactions and pay fees and expenses as described in the Fund’s Registration Statement. As of November 15, 2010, the Fund has received and accepted cumulative subscriptions for 1,781,365 Shares for $15,602,587, net of offering costs. When the Fund’s offering period ends, the Fund will enter into its operating period, whereupon it may continue to make investments in equipment, equipment leases and other equipment related transactions.

The Fund is offering a total of 15,000,000 Shares for a price of $10.00 per share, subject to certain reductions. The Fund is also offering up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Fund’s manager, Macquarie Asset Management Inc. (“Manager”), has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

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

Under the participation agreement, the Fund is entitled to receive from MBL an amount equal to approximately 10% of the cashflows associated with the portfolio of engines. These cashflows include rentals, engine sales proceeds, damages and insurance proceeds, and any residual maintenance reserves. For the right to participate in these cashflows, the Fund paid a participation price of $6,500,000 to MBL, representing approximately 10% of the costs incurred to purchase the engines. This amount consists entirely of investor capital with no debt, or leverage, having been incurred to fund payment of the participation price installment.

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

Results of Operations for the Quarter and Nine Months Ended September 30, 2010

We are currently in our offering period. The minimum offering of $2,500,000 was achieved on March 5, 2010. Through September 30, 2010, we have received and accepted cumulative subscription of $13,180,685, net of offering costs and as at November 15, 2010, the Fund had raised total equity of $15,602,587, net of offering costs. Investors from the Commonwealth of Pennsylvania, where a minimum offering amount of $7,500,000 applies, were admitted as members of the Fund in June.

Total revenue for the quarter and nine months ended September 30, 2010 were $49,070 and $90,723, respectively, which was primarily due to the income recognized from our investment in a participation agreement with Macquarie Bank Limited in connection with a portfolio of eight commercial jet aircraft engines.

Total expenses for the quarter and nine months ended September 30, 2010 were $173,432 and $691,262 respectively, which were comprised primarily of operating expenses, management and acquisition fees to the Manager. As a result of the foregoing factors, the net loss for the quarter and nine months ended September 30, 2010 were $124,362 and $600,539, respectively.

Liquidity and Capital Resources

Cash Flows Summary

At September 30, 2010, the Fund had cash and cash equivalents of $6,892,521. During our offering period, our main source of cash will be from financing activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment related-investments. We will also make investments in other equipment related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

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

Sources and Uses of Cash

The Fund will continue to sell its shares until the end of the offering period. As additional shares are sold, the Fund will experience an increase in liquidity as cash is received. As the Fund uses cash to acquire equipment or other equipment-related investments, its liquidity will decrease. The Fund’s maximum offering amount is $150,000,000, plus up to an additional $7,200,000 under the Fund’s DRP.

For the period from inception through September 30, 2010, we sold 1,504,938 Shares (including the DRP shares), representing $13,180,685 of capital contributions, net of offering costs. For the period from the commencement of our operations on March 5, 2010 through September 30, 2010, we have paid or accrued sales commissions to third parties of $ 898,145, and dealer manager commissions to Macquarie Capital (USA) Inc. of $381,932. In addition, organization and offering expenses of $364,278 were paid or incurred by us to our Manager or its affiliates during this period.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to the members in the amount of $165,350 and $255,660 for the quarter and nine months ended September 30, 2010.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) None.

(b) We registered 15,800,00 shares of limited liability company interest, (SEC File No. 333-154278, effective June 19, 2009), of which we registered 15,000,000 shares at $10.00 per share to be offered to the public in a primary offering and 800,000 shares offered to our investors pursuant to our DRP at $9.00 per share. The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011.

Through November 15, 2010, we received capital contributions in the amount of $15,602,587, net of offering costs. Through November 15, 2010, we have paid or accrued sales commissions to third parties of $1,096,594, organization and offering expense to our Manager of $430,253, and dealer manager and selling commissions to Macquarie Capital (USA) Inc. of $447,122.

As of November 15, 2010 we have used approximately $9.2 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines, 451 self-serve kiosks on lease to a major U.S. retailer and various items of furniture and other related equipments on lease to leading U.S owner and operator of senior housing and retirement communities. This is described in further detail under Management’s Discussion and Analysis of Financial Condition and Result of Operations—Recent Transaction and Note 6, Subsequent Events under Notes to the financial statements.

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

Date: November 15, 2010

By:	/S/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: November 15, 2010

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