Form 10-K
period 2010-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2011-02-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

There were 2,494,910 shares of limited liability company membership interests outstanding at February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements within this annual report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Fund’s performance is also subject to risks relating to the value if its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Except as otherwise specified, “we,” “us,” and “our” refer to Macquarie Equipment Leasing Fund, LLC (the “Fund”), a Delaware limited liability company. “Manager” refers to our manager, Macquarie Asset Management Inc., a Delaware limited liability company.

The Establishment of Macquarie Equipment Leasing Fund, LLC

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, through the sale of leased equipment and through other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc., a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager expects to earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. Further, the Fund expects to reimburse the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments.

The Fund filed Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on June 8, 2010. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009. The initial capital contribution to the Fund was $5,000 from the Manager and the Manager also purchased $1,500,000 of the Fund’s shares. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity, however the Fund expects total capital raised to be lower than this. The Fund expects the share offering period to last for up to 24 months from the date of the first effectiveness order.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. As of December 31, 2010, the Fund has received and accepted cumulative subscriptions for 2,113,196 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $18,508,589, net of offering costs, including the capital contributions from the Manager.

Business Operations

The Fund will acquire a diversified portfolio of equipment and equipment leases. The Fund will also make investments in other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage. As at December 31, 2010, the Fund had entered into three transactions.

The Fund’s principal investment objectives are to:

•

Preserve, protect and return invested capital. The Fund intends to build a portfolio of equipment, equipment leases and other equipment-related investments with the objective of preserving, protecting and returning invested capital.

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

•

Reduce the Fund’s overall risk through diversification of its portfolio. The Fund intends to diversify its portfolio by acquiring, directly or indirectly, different types of assets, by entering into or acquiring leases of different durations and by acquiring equipment and investing in other equipment-related transactions in different geographies and industries. Diversification of the Fund’s portfolio will reduce its risk of changes in any particular market sector or of any particular client’s willingness or ability to make payments under a lease.

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

Although the final composition of the Fund’s portfolio cannot be determined at this stage, the Fund expects it may invest in equipment classes which include rail equipment, such as freight cars or locomotives, maritime equipment, aviation equipment, such as commercial jet engines and aircraft, road transportation equipment, manufacturing equipment, mining and construction equipment, technological and communications equipment, utilities equipment and/or other types of equipment that the Manager determines may meet the Fund’s investment objectives. The Fund expects to invest in equipment located both within and outside the U.S. The majority of the equipment purchased by the Fund will be leased to corporate clients.

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

Existing Portfolio – Status Report

As at December 31, 2010, our portfolio consisted of the investments described below, all of which were acquired during 2010. The Fund did not dispose of any assets during 2010.

Commercial Jet Aircraft Engines

In March 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) a member of the Macquarie Group of companies, to acquire an economic interest of up to 10% ($6,500,000) in a sale leaseback transaction. No leverage was used to finance this participating interest by the Fund. Pursuant to the participation agreement, the Fund made installment payments to, and will receive monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party (“the underlying airline”) which are subject to leases of between 51 to 69 months. MBL will pay the Fund approximately 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and approximately 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines have been successfully remarketed. Under a separate agreement, the Fund will pay Macquarie

Aviation Capital Limited, a member of the Macquarie Group of companies, via its fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

Technology Equipment

In October 2010, the Fund acquired 451 new NCR Self-Serv kiosks (customer self-service terminals). These customer self-service terminals are on lease to a leading U.S. retailer for a period of 59 months and will be used in the retailer’s stores across the U.S. The retailer is an existing client of an entity affiliated with the Fund’s manager. The acquisition of the equipment was facilitated by the entity affiliated with the Fund’s manager purchasing the equipment and then simultaneously selling it to the Fund. The purchase price for the equipment, including the initial direct costs was $2,097,353. No leverage was used to finance this acquisition by the Fund. Rentals of $38,361 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Retirement Community Equipment

In November 2010, the Fund acquired various items of furniture and other related equipment for use in model display apartments. This equipment is on lease to a leading U.S. owner and operator of senior housing and retirement communities for a 36 month period. The equipment will be used in the client’s facilities across the U.S. The purchase price for the equipment, including the initial direct costs was $703,480. No leverage was used to finance this acquisition by the Fund. Rentals of $21,646 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

The Manager

The Fund’s manager is Macquarie Asset Management Inc. The Fund’s investment decisions are made by the Manager’s investment committee or by the Manager’s board of directors.

The Manager is a member of the Macquarie Group. The Macquarie Group, whose predecessor, Hill Samuel Australia Limited, was founded as a subsidiary of the UK merchant bank, Hill Samuel & Co., in 1969, is a diversified international provider of banking, financial, leasing, advisory and investment services. Headquartered in Sydney, Australia, the parent entity of the Macquarie Group, Macquarie Group Limited, is listed on the Australian Stock Exchange. As of September 30, 2010, the Macquarie Group operated in more than 70 offices in 28 countries and had approximately 15,500 employees, over 3,700 of whom were located in North America. The Macquarie Group operates a diversified range of financial services activities. These activities include banking services, leasing services, retail and institutional funds management services, corporate advisory services, real estate services, securities research and brokerage services and treasury and commodity services.

As of September 30, 2010, the Macquarie Group had assets under management of approximately $307 billion. These assets are either held by the Macquarie Group or by various listed and unlisted funds managed by the Macquarie Group.

The Manager forms part of the division responsible for the majority of the Macquarie Group’s equipment leasing activities. As of September 30, 2010, the Macquarie Group’s equipment leasing division had approximately $8.6 billion of equipment leases under management for its own account with over 700 employees located in North America, Europe, Asia and Australia / New Zealand. These employees variously specialize in:

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

Industry and Competition

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive. The Fund anticipates doing business in the U.S. as well as in foreign jurisdictions. The following figures as published by World Leasing Yearbook 2011 provide an overview of features of the equipment leasing industry:

•	Annual world leasing volume is in excess of $557 billion.

•	North America comprises approximately 34.2% of annual world leasing volume, Europe 37.9% and Asia 20.2%.

•

The top 15 countries, measured by way of annual leasing volume (in parentheses), are as follows: U.S. ($174 billion), Germany ($55 billion), Japan ($53 billion), China ($41 billion), France ($32 billion), Italy ($27 billion), Brazil ($23 billion), United Kingdom ($15 billion), Canada ($13 billion), Russia ($9 billion), Sweden ($8 billion), Spain ($8 billion), the Netherlands ($8 billion), Poland ($7 billion), and South Korea ($6 billion).

•	Since 1988, the global aggregate annual leasing volume has grown from $194 billion to over $557 billion.

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

The Fund anticipates that it will be primarily a global, big ticket leasing company with a focus on providing primarily non-full payout (operating) leases to mainly corporate clients across numerous equipment classes, although it has and will continue to enter into small ticket type transactions. Its returns will be influenced by competitive conditions existing within the equipment leasing industry, including general economic conditions and its ability to provide lease pricing which is attractive versus competitors.

Employees

The Fund has no direct employees. The Fund’s operations are managed by the Manager.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.macquarie.com/mami following their electronic filing with the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

Not Applicable

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Fund does not own or lease any real property, plant or material physical properties other than the equipment that may be held for lease or resale from time to time as contemplated in Item 1 of this annual report on Form 10-K.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There are certain material conditions and restrictions on the transfer of Shares imposed by the terms of the Fund’s operating agreement between the Fund and the Manager. Consequently, there is no public market for Shares and it is not anticipated that a public market for Shares will develop.

Members

As of December 31, 2010, the Fund has received and accepted cumulative subscriptions for 2,113,196 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $18,508,589, net of offering costs, including the capital contributions from the Manager.

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $496,916 for the year ended December 31, 2010, equivalent to an annualized distribution rate during the period of 8%.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice. Each distribution represents a return of capital.

Use of Proceeds from Registered Securities

We registered 15,800,000 shares of limited liability company interest (SEC File No. 333-154278, effective June 19, 2009), of which we registered 15,000,000 shares at $10.00 per share to be offered to the public in a primary offering and 800,000 shares offered to our investors pursuant to our DRP at $9.00 per share. This excludes initial 500 shares issued to the Manager. The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011.

From inception through February 15, 2011, we received capital contributions in the amount of $21,853,373, net of offering costs. From inception through February 15, 2011, we have paid or accrued sales commissions to third parties of $1,598,155, organization and offering expenses to our Manager of $601,184, and dealer manager and selling commissions to Macquarie Capital (USA) Inc. of $605,787.

As of February 15, 2011 we have used approximately $9.3 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines, 451 self-serve kiosks on lease to a major U.S. retailer and various items of furniture and other related equipment on lease to a leading U.S. owner and operator of senior housing and retirement communities. This is described further under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions.

Share Valuation

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of shares pursuant to our offering or to participate in any future offering of our shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a “per share” estimated value of our shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares is deemed to be $10.00 per share as of December 31, 2010. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our shares, the value of our shares is estimated to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. Our shares are currently being offered and no special distribution of net sales proceeds has been made; therefore, the value of our shares is estimated to be $10.00 per share.

Following the termination of the offering of our shares, the estimated value of our shares is based on the estimated amount that a holder of a share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculate the sum of (i) the fair market value of our leases, equipment held for sale or lease, and other assets, and (ii) our cash on hand. From this amount, we then subtract our total debt outstanding and other liabilities and then divide that sum by the total number of shares outstanding.

The foregoing valuation is an estimate only. The methodology utilized by our management in estimating our per share value is subject to various limitations and are based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our shares or our assets. No independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our shares at this time and none is expected to develop, there can be no assurance that limited partners could receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Furthermore, there can be no assurance:

•

as to the amount limited partners may actually receive if and when we seek to liquidate our assets or the amount of lease payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $10.00 per share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•

that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our shares for the ERISA and FINRA purposes described above and, therefore, the $10.00 per share does not reflect the amount that a member would currently receive under our repurchase plan. In addition, there can be no assurance that a member will be able to redeem its shares under our repurchase plan.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Fund’s current financial position and results of operations. This discussion should be read together with the Fund’s financial statements contained under Item 8 of this annual report on Form 10-K.

Overview

The Fund is a Delaware limited liability company formed on August 21, 2008. The Fund will pool the capital invested by its members with borrowings to acquire a diversified portfolio of equipment and equipment leases. The Fund may also make investments in other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage, such as trading transactions, residual value guarantees, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options and joint ventures. The pooled capital contributions will also be used to pay fees and expenses associated with the Fund’s offering and its operations and to fund a reserve. The majority of equipment that the Fund will purchase will be accompanied by a lease of that equipment to third parties, though the Fund may also invest in other types of equipment-related transactions.

The Fund anticipates that its operations will continue for approximately eight years from June 19, 2009. The Fund’s operations are divided into three phases. The first phase, called the “offering period,” will last for up to two years. The Fund is currently in this phase. During this period, member’s capital will be raised and investments shall be made by the Fund. The offering period commenced on June 19, 2009. As of December 31, 2010, the Fund has received and accepted cumulative subscriptions for 2,113,196 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $18,508,589, net of offering costs, including the capital contributions from the Manager. The second phase, called the “operating period,” is anticipated to last five years from the end of the offering period, but may last longer. During this period, the Fund will invest and re-invest in equipment, equipment leases and other equipment-related transactions. The third phase, called the “liquidation period,” is anticipated to last one year from the end of the operating period, but not more than three years from the end of the operating period. During this period, the Fund will dispose of the remainder of its portfolio and make final distributions to its members.

The Fund is managed by its Manager, Macquarie Asset Management Inc., a member of the Macquarie Group of companies.

Recent Transactions

We engaged in the following transactions during 2010:

Commercial Jet Aircraft Engines

In March 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) a member of the Macquarie Group of companies, to acquire an economic interest of up to 10% ($6,500,000) in a sale leaseback transaction. No leverage was used to finance this participating interest. Pursuant to the participation agreement, the Fund made installment payments to, and will receive monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party (“the underlying airline”) which are subject to leases of between 51 to 69 months. MBL will pay the Fund approximately 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and approximately 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines have been successfully remarketed. Under a separate agreement, the Fund shall pay Macquarie Aviation Capital Limited, a member of the Macquarie Group of companies, via its fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

Technology Equipment

In October 2010, the Fund acquired 451 new NCR Self-Serv kiosks (customer self-service terminals). These customer self-service terminals are on lease to a leading U.S. retailer for a period of 59 months and will be used in the retailer’s stores across the U.S. The retailer is an existing client of an entity affiliated with the Fund’s manager. The acquisition of the equipment was facilitated by the entity affiliated with the Fund’s manager purchasing the equipment and then simultaneously selling it to the Fund. The purchase price for the equipment, including the initial direct costs was $2,097,353. No leverage was used to finance this acquisition by the Fund. Rentals of $38,361 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Retirement Community Equipment

In November 2010, the Fund acquired various items of furniture and other related equipment for use in model display apartments. This equipment is on lease to a leading U.S. owner and operator of senior housing and retirement communities for a 36 month period. The equipment will be used in the client’s facilities across the U.S. The purchase price for the equipment, including the initial direct costs was $703,480. No leverage was used to finance this acquisition by the Fund. Rentals of $21,646 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Results of Operations for the Year Ended December 31, 2010

Revenue incurred since inception through December 31, 2010 totaled $226,924, which primarily represent lease and participating interest income. Expenses incurred since inception through December 31, 2010 totaled $1,157,404. Total expenses for the year ended December 31, 2010 was $1,156,878, primarily related to the Fund’s operating expenses.

The Fund’s offering period commenced on June 19, 2009. As of December 31, 2010, the Fund has received and accepted cumulative subscriptions for 2,113,196 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $18,508,589, net of offering costs, including the capital contributions from the Manager. Subscription proceeds were used to fund operations, invest in equipment, equipment leases and other equipment-related transactions and pay fees and expenses as described in the Registration Statement on Form S-1.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2010 and December 31, 2009, the Fund had cash and cash equivalents of $8,970,075 and $4,474, respectively. Cash and cash equivalents as December 31, 2010 primarily represent uninvested capital contributions from our members. The Fund’s cash is held at a financial institution.

We are offering our shares with the intention of raising up to $157,200,000. As additional shares are sold, we will experience a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to make investments. We are using the net proceeds of the offering to acquire a diversified portfolio of equipment and equipment leases. We may also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage, such as trading transactions, residual value guarantees, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options and joint ventures.

Our offering period ends on June 19, 2011. Although we intend to raise up to $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period, we do not presently anticipate raising that full amount. The rate of our capital raising has been impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We anticipate that our total capital raise will amount to between $45,000,000 and $60,000,000. We believe that this amount is sufficient to meet our investment objectives. This anticipated amount is subject to change, and may be higher than we currently expect.

As of December 31, 2010, the Fund has received and accepted cumulative subscriptions for 2,113,196 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $18,508,589, net of offering costs, including the capital contributions from the Manager. As of December 31, 2010 the Fund has 616 members. For the period from the commencement of operations through December 31, 2010, we have paid or accrued sales commissions to third parties of $1,341,671 and dealer manager fees to Macquarie Capital (USA) Inc. of $523,779. In addition, organizational and offering expenses of $510,536 were paid or incurred by us.

Cash Flows

The following table sets forth summary cash flow data since inception:

Net cash (used in) provided by:
Operating activities	$(23,992)
Investing activities	(8,942,742)
Financing activities	17,936,809

Net increase in cash and cash equivalents	$8,970,075

Note: See the Statements of Cash Flows included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash used in operating activities of $23,992 primarily relates to administrative charges offset by lease receipts.

Investing Activities

Cash used in investing activities of $8,942,742 relates to the purchase of equipment as part of our investing activities.

Financing Activities

Cash provided by financing activities of $17,936,809 primarily relates to sale of shares in the amount of $20,757,144, which was partially offset by sales and offering expenses paid in the amount of $2,351,369 and cash distributions to members in the amount of $496,916.

Sources of Liquidity

Cash generated from the sale of shares pursuant to our offering will be our most significant source of liquidity during our offering period. We believe that cash generated from the sale of shares pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient, barring unexpected events, to finance our liquidity requirements for the foreseeable future, including distributions to our members, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Financings and Borrowings

The Fund may incur indebtedness in purchasing its portfolio. During periods of general illiquidity in financial markets, such as existed during 2008 and beyond, it may not be possible for the Manager to source debt on the Fund’s behalf at an appropriate interest rate, on appropriate terms, at appropriate levels or at all. As at December 31, 2010, the Fund had incurred no indebtedness in purchasing its portfolio.

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $496,916 for the 12 months ended December 31, 2010, equivalent to an annualized distribution rate during the period of 8%.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice. Each distribution represents a return of capital.

Accounting Policies and Future Application of Accounting Standards

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets. Management of the Manager bases its estimates on historical experience of its affiliates and on various other assumptions that it believes to be reasonable under the circumstances. Significant estimates primarily include the determination of impairment losses, estimated useful lives, residual values, allowance for doubtful accounts, and depreciation. Actual results could differ from those estimates. We consider the following accounting policies to be critical to our business:

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

The Fund recorded its benefit for income taxes based upon the estimated taxes that would be due if the Fund had filed its income tax returns on a separate entity basis and settled via an informal tax sharing agreement with the affiliate of the Manager. The Fund’s share of current and deferred federal and state tax benefits or obligations were recorded as taxes receivable (related party) in the balance sheet as of December 31, 2009.

The Fund received and accepted subscriptions for a minimum offering amount on March 5, 2010. From that date the above guidance no longer applies and the informal tax sharing agreement with the affiliate of the Manager no longer exists. The Fund is treated as a partnership for federal and state income tax purposes. As a partnership, the Fund itself is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, of its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

Leased Equipment at Cost

Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight line basis over the lease term to the assets’ residual value. The factors considered in determining the residual value include, but are not limited to, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Initial direct costs associated with the leases are included in the leased equipment cost.

Revenue recognition

For finance leases, at inception date, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of an asset is not recoverable and exceeds its fair market value. Our Manager’s assessment for impairment includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivable by analyzing the borrowers’ creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary as at December 31, 2010.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were deemed necessary as at December 31, 2010.

Development Stage Enterprise

The Fund complies with the reporting requirements of ASC 915, Development Stage Entities.

New Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new guidance had no significant effect on the Fund’s financial statements.

In February 2010, FASB issued ASU 2010-09 Amendments to Certain Recognition and Disclosure Requirements. The guidance requires an entity that is either an SEC filer or a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the dates financial statements are issued. All other entities are required to evaluate subsequent events through the date financial statements are available to be issued. It also requires all entities excluding the SEC filers to disclose the dates through which the subsequent events have been evaluated. The Fund adopted the amended guidance in the first quarter of 2010. The adoption of the new guidance had no significant effect on the Fund’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of March 5, 2010, the Fund received the minimum offering amount of $2,500,000 and commenced making investments in equipment, equipment leases and other equipment-related transactions. Since that time, the Fund has been, and will continue to be, exposed to certain risks. Among these are the risks that equipment the Fund purchases will be worth less than anticipated at the end of the term of the lease; the risk that the Fund’s clients will fail to pay rent as required under its leases; and the risk that the Fund may not be able to source appropriate or attractive investments given the highly competitive nature of the equipment leasing industry.

To date, all of the Fund’s investments are subject to fixed interest rate leases and all are denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk are insignificant at this time to both our financial position and our results of operations. As of December 31, 2010, the Fund has no exposure to derivative financial instruments and has not incurred any debt in the acquisition of its investments, though it is likely to incur debt in the future.

Item 8.	Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Macquarie Equipment Leasing Fund, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Macquarie Equipment Leasing Fund, LLC (“the Company”) at December 31, 2010 and December 31, 2009, and the results of its operations and cash flows for the period from August 21, 2008 (inception of the Company) to December 31, 2010, for the period from August 21, 2008 (inception of the Company) to December 31, 2008 and for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 15, 2011

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise )

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$8,970,075	$4,474
Participating interest–Future lease income (related party)	695,229	—
Net investment in finance lease	188,673	—
Lease receivable	76,722	—
Taxes receivable (related party)	—	218

Total Current Assets	9,930,699	4,692
Non-current Assets
Participating interest–Residual value (related party)	3,823,018	—
Participating interest–Future lease income (related party)	1,623,662	—
Net investment in finance lease	485,582	—
Leased equipment at cost (net of accumulated depreciation of $56,877 and $0, respectively)	2,040,476	—

Total Non-current Assets	7,972,738	—

Total Assets	$17,903,437	$4,692

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Commissions and fees payable (related party)	$889,411	$—
Capital contributions received in advance	41,900	—
Lease payments received in advance (related party)	28,876	—
Distribution payable	135,953	—
Other payable	3,220	—

Total Current Liabilities	1,099,360	—

Total Liabilities	1,099,360	—
Commitments and Contingencies	—	—
Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 2,113,196 shares as of
December 31, 2010 and 500 shares as of December 31, 2009	17,734,339	5,000
Deficit accumulated during development stage	(930,262)	(308)

Total Members’ Equity	16,804,077	4,692

Total Liabilities and Members’ Equity	$17,903,437	$4,692

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise )

STATEMENTS OF OPERATIONS

	Period from August 21, 2008 (inception of the Fund) to December 31, 2010	Year Ended December 31,2010	Year Ended December 31,2009	Period from August 21, 2008 (inception of the Fund) to December 31, 2008

REVENUE
Participating interest income (related party)	$135,922	$135,922	$—	$—
Finance and rental income	90,789	90,789	—	—
Other income	213	213	—	—

Total revenue	226,924	226,924	—	—
EXPENSES
Operating expenses (related party)	850,130	850,130	—	—
Acquisition fees (related party)	195,000	195,000	—	—
Management fees (related party)	32,143	32,143	—	—
Depreciation	56,877	56,877	—	—
Other expenses	23,254	22,728	410	116

Total expenses	1,157,404	1,156,878	410	116
Net loss before income taxes	(930,480)	(929,954)	(410)	(116)
Income tax benefit	218	—	170	48
Net loss	$(930,262)	$(929,954)	$(240)	$(68)

Basic and diluted loss per share	$(2.21)	$(0.93)	$(0.48)	$(0.14)
Weighted average number of shares outstanding: basic and diluted	421,450	994,634	500	500

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise )

STATEMENTS OF CASH FLOWS

	Period from August 21, 2008 (inception of the Fund) to December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from August 21, 2008 (inception of the Fund) to December 31, 2008
Cash flow from operating activities:

Net loss	$(930,262)	$(929,954)	$(240)	$(68)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,877	56,877	—	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	864,794	864,794	—	—
Equipment lease receivable	(76,722)	(76,722)	—	—
Net investment in finance lease	29,225	29,225	—	—
Taxes receivable (related party)	—	218	(170)	(48)
Other payable	3,220	3,220	—	—
Lease payments received in advance (related party)	28,876	28,876	—	—

Net cash used in operating activities	(23,992)	(23,466)	(410)	(116)

Cash flow from investing activities:
Payment for participating interest—Residual value and Future lease income (related party)	(6,500,000)	(6,500,000)	—	—
Proceeds from participating interest—Future lease income (related party)	358,091	358,091	—	—
Purchase of equipment	(2,097,353)	(2,097,353)	—	—
Investment in capital leased asset	(703,480)	(703,480)	—	—

Net cash used in investing activities	(8,942,742)	(8,942,742)	—	—

Cash flow from financing activities:
Proceeds from issuance of shares	20,757,144	20,752,144	—	5,000
Payment of offering related expenses	(2,351,369)	(2,351,369)	—	—
Distribution paid to members	(496,916)	(496,916)	—	—
Capital contributions received in advance	41,900	41,900	—	—
Repurchase of shares	(13,950)	(13,950)	—	—

Net cash provided by financing activities	17,936,809	17,931,809	—	5,000

Net increase (decrease) in cash and cash equivalents	8,970,075	8,965,601	(410)	4,884

Cash and cash equivalents, beginning of the period	—	4,474	4,884	—

Cash and cash equivalents, end of the period	$8,970,075	$8,970,075	$4,474	$4,884

Supplemental disclosures of cash flow information

Non cash financing activities
Issuance of shares under Distribution reinvestment plan	$141,381	$141,381	$—	$—
Accrued offering costs	$24,617	$24,617	$—	$—

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise )

STATEMENT OF CHANGES IN MEMBERS' EQUITY

Period from August 21, 2008 (inception of the Fund) to December 31, 2010

	Members' shares	Additional members' equity (1)	Managing member's equity	Total
Opening balance–August 21,2008	—	$—	$—	$—
Issuance of members' shares	500	—	5,000	5,000
Net loss	—	—	(68)	(68)

Balance at December 31, 2008	500	—	4,932	4,932

Net loss	—	—	(240)	(240)

Balance at December 31, 2009	500	—	4,692	4,692

Issuance of members' shares	2,098,516	19,252,144	1,500,000	20,752,144
Issuance of members' shares–Distribution Reinvestment Plan	15,709	141,381	—	141,381
Offering–related expenses	—	(2,288,357)	(87,629)	(2,375,986)
Repurchase of shares	(1,529)	(13,950)	—	(13,950)
Distribution to members	—	(696,659)	(77,591)	(774,250)
Net loss	—	(823,493)	(106,461)	(929,954)

Balance at December 31, 2010	2,113,196	$15,571,066	$1,233,011	$16,804,077

(1)	Additional members represent all members other than the Managing member

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Macquarie Equipment Leasing Fund, LLC ( the “Fund” or the “Company”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program to acquire a diversified portfolio of equipment, equipment leases and other equipment related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, through the sale of leased equipment and through other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager expects to earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. Further, the Fund expects to reimburse the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments.

The Fund filed Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on June 8, 2010. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009. The initial capital contribution to the Fund was $5,000 from the Manager and the Manager also purchased $1,500,000 of our shares. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last for up to 24 months from the date of the first effectiveness order.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. As of December 31, 2010, the Fund has received and accepted cumulative subscriptions for 2,113,196 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $18,508,589, net of offering costs, including the capital contributions from the Manager.

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

The Fund recorded its benefit for income taxes based upon the estimated taxes that would be due if the Fund had filed its income tax returns on a separate entity basis be settled via an informal tax sharing agreement with the affiliate of the Manager. The Fund’s share of current and deferred federal and state tax benefits or obligations were recorded as taxes receivable (related party) in the balance sheet as of December 31, 2009.

The Fund received and accepted subscriptions for a minimum offering amount on March 5, 2010. From that date the above guidance no longer applies and the informal tax sharing agreement with the affiliate of the Manager no longer exists. The Fund is treated as a partnership for federal and state income tax purposes. As a partnership, the Fund itself is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, of its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

Leased Equipment at Cost

Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight line basis over the lease term to the assets’ residual value. The factors considered in determining the residual value include, but are not limited to, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Initial direct costs associated with the leases are included in the leased equipment cost.

Revenue recognition

For finance leases, at inception date, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. Our Manager’s assessment for impairment includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivable by analyzing the borrowers’ creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary as at December 31, 2010

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were deemed necessary as at December 31, 2010

Development Stage Enterprise

The Fund complies with the reporting requirements of ASC 915, Development Stage Entities.

New Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new guidance had no significant effect on the Fund’s financial statements.

In February 2010, FASB issued ASU 2010-09 Amendments to Certain Recognition and Disclosure Requirements. The guidance requires an entity that is either an SEC filer or a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the dates financial statements are issued. All other entities are required to evaluate subsequent events through the date financial statements are available to be issued. It also requires all entities excluding the SEC filers to disclose the dates through which the subsequent events have been evaluated. The Fund adopted the amended guidance in the first quarter of 2010. The adoption of the new guidance had no significant effect on the Fund’s financial statements.

3. PARTICIPATING INTEREST

In March 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) a member of the Macquarie Group of companies, to acquire an economic interest of up to 10% ($6,500,000) in a sale leaseback transaction. No leverage was used to finance this participating interest. Pursuant to the participation agreement, the Fund made installment payments to, and will receive monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party (“the underlying airline”) which are subject to leases of between 51 to 69 months. MBL will pay the Fund approximately 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and approximately 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines have been successfully remarketed. Under a separate agreement, the Fund shall pay Macquarie Aviation Capital Limited, a member of the Macquarie Group of companies, via its Fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

The Fund has paid MBL $6,500,000 (approximately 10% of the transaction value). The Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value. The $6,500,000 investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

1) Participating Interest—Engine residual value: Representing the present value of the residual engine value as of the time of investment. The recognition of the asset upon investment is in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party for an acquisition of the residual value in leased assets by a third party. This asset is tested for impairment as in accordance with ASC 360-10-35 Subsequent Measurement.

2) Participating Interest—Future lease income: Representing the present value of the discounted future cash flows as of each balance sheet date based on the accounting guidance of ASC 470-10-25 Sales of Future Revenues or Various Other Measures of Income.

The proceeds related to the residual value will be recouped if remarketing of the engines at the end of the lease term is successful. Any gains or losses on the residual value will be recognized based on the difference between the proceeds and the carrying amount. Income associated with the cash flows will be recognized monthly based on an effective yield over the lease term, based on the accounting guidance of ASC 470-10-25 Recognition.

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

4. LEASED EQUIPMENT AT COST

In October 2010, the Fund acquired 451 new NCR Self-Serv kiosks (customer self-service terminals). These customer self-service terminals are on lease to a leading U.S. retailer for a period of 59 months and will be used in the retailer’s stores across the U.S. The retailer is an existing client of an entity affiliated with the Fund’s manager. The acquisition of the equipment was facilitated by the entity affiliated with the Fund’s manager purchasing the equipment and then simultaneously selling it to the Fund. The purchase price for the equipment, including the initial direct costs was $2,097,353. No leverage was used to finance this acquisition by the Fund. Rentals of $38,361 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Leased equipment at cost consisted of the following as at December 31, 2010:

December 31, 2010
Self-serve checkout equipment	$2,097,353
Less: Accumulated depreciation	(56,877)

$2,040,476

Annual minimum future rentals receivable over the next 5 years consist of the following:

Years ending December 31,
2011	$460,334
2012	460,334
2013	460,334
2014	460,334
2015	345,251

$2,186,587

The Fund is exposed to risks under this transaction, including risk associated with the leasing client's creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet its contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund acquired various items of furniture and other related equipment for use in model display apartments. This equipment is on lease to a leading U.S. owner and operator of senior housing and retirement communities for a 36 month period. The equipment will be used in the client’s facilities across the U.S. The purchase price for the equipment, including the initial direct cost, was $703,480. No leverage was used to finance this acquisition by the Fund. Rentals of $21,646 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Net investment in finance lease (current and non-current) consisted of the following as at December 31, 2010:

December 31, 2010
Minimum lease payments receivable	$735,949
Estimated residual values of leased property (unguaranteed)	72,354
Less: Unearned income	(134,048)

Net investment in finance lease	$674,255

Annual minimum future rentals receivable over the next 3 years consist of the following:

Years ending December 31,
2011	$259,746
2012	259,746
2013	216,457

$735,949

The Fund is exposed to risks under this transaction, including risk associated with the leasing client's creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet its contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

6. TRANSACTIONS WITH AFFILIATES

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

The Fund will pay the Manager and its affiliates fees for operating services performed during the offering period and on an ongoing basis once the Fund has commenced operations, including:

•

Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements;

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

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

As of and for the year ended December 31, 2010 the Fund has accrued or paid to the Manager or its affiliates the following amounts:

Entity	Capacity	Description	Amount
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$510,536
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commisions and Dealer Manager fees (1)	$523,779
Maquarie Asset Management Inc.	Manager	Acquisition fees (3)	$276,381
Maquarie Asset Management Inc.	Manager	Management fee (2)	$32,143
Maquarie Asset Management Inc.	Manager	Operating Expenses (2)	$850,130
Maquarie Asset Management Inc.	Manager	Outperformance fee (2)	$6,385

(1)	Amount charged directly to members' equity.
(2)	Amount charged directly to operations.
(3)	Amount either charged directly to operations or capitalized and amortized.

7. EQUITY CONTRIBUTION

As of December 31, 2010, the Fund has received and accepted subscriptions for 2,113,196 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $18,508,589, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

8. SUBSEQUENT EVENTS

From January 1, 2011 through February 15, 2011 the Fund has raised and accepted additional cumulative subscription for 381,714 shares of limited liability company interest for $3,344,784, net of offering cost.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s assessment in this annual report.

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting

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

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	47	Director and President

Duncan Edghill	32	Director and Vice President

James A. Pitts	70	Independent Director

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

James A. Pitts, Independent Director of our Manager, joined the board of directors of our Manager in March, 2009. Situated in Boston, Mr. Pitts was a Director of Wainwright Bank & Trust Company, a NASDAQ listed community bank, from May 2005 until November 2010, when the bank was sold. Mr. Pitts had been Chair of

Wainwright Bank & Trust Company’s Audit Committee since January 2008 and had been a rotating member of its Executive Committee since April 2006. Mr. Pitts is a Director of the National Association of Corporate Directors New England Chapter and the chair of its Audit Committee since June 2005. During the period of March 2009 until October 2010, Mr. Pitts was the sole independent member of the Advisory Board of Boston Coach, a Fidelity Company. From 1996 to May 2004, Mr. Pitts served as the Chief Financial Officer and Treasurer of The Boston Foundation, a $650 million community foundation, and from June 2004 to August 2004, Mr. Pitts served as the Chief Investment Officer and Treasurer of The Boston Foundation. From 1988 to 1996, Mr. Pitts held positions including Executive Vice President and Chief Financial Officer of Clean Harbors, Inc., a NASDAQ listed environmental disposal and service firm, as well as Chief Financial Officer of Bain and Company, an international consulting firm. Prior to that time, Mr. Pitts also held senior financial roles in publicly traded multinational corporations where he held wide responsibilities for SEC reporting, financial statement preparation, internal audit, risk management and compliance and regulatory matters. In his roles as Chief Financial Officer, Mr. Pitts has reviewed and overseen various equipment leasing transactions. Mr. Pitts holds a MBA from the University of Connecticut and a BBA from Niagara University, New York. Mr. Pitts is a Certified Public Accountant and holds a Certificate of Director Education.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended December 31, 2010, the Fund did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, and, therefore, directors, officers and beneficial owners of the Fund’s equity securities were not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the period from August 21, 2008 (Date of Inception) through December 31, 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 6 thereof, which information is hereby incorporated by reference

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) Upon our formation, we were initially capitalized by our Manager’s purchase of 500 of our shares at $10.00 per share ($5,000). In March and June of 2010, our Manager purchased an additional 53,763 and 107,527 of our shares at $9.30 per share ($1,500,000). As of December 31, 2010, our Manager owned approximately 8% of our shares. Other than our Manager, no person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(c) As of December 31, 2010, no directors or officers of our Manager own any of our equity securities.

(d) Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Item 11 to this annual report on Form 10-K for a discussion of compensation and reimbursement to the Manager. See Note 6 to the Fund’s financial statements contained under Item 8 of this annual report on Form 10-K for a discussion of the Fund’s transactions with the Manager and its affiliates.

Item 14.	Principal Accountant Fees and Services

During the year ended December 31, 2010 and 2009, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2010	For the year ended December 31, 2009
Audit fees	$159,430	$84,740
Audit - related fees	—	—
Tax fees	—	—
Other fees	—	—

	$159,430	$84,740

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Fund’s annual financial statements and the review of the financial statements included in the Fund’s quarterly reports on Form 10-Q. Audit fees for 2009 of $98,240 were calculated on an accrual basis rather than based on expenses billed. Audit fees for 2009 have been revised to conform to current year presentation. Audit fees also represent costs incurred pursuant to the Fund’s registration statement on Form S-1.

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

10.1

Escrow Agreement dated February 2, 2009, between Wells Fargo Bank, National Association

(“Wells Fargo”), the Manager, Macquarie Capital (USA) Inc. and the Fund, as amended by Amendment to Escrow Agreement dated March 30, 2009 between Wells Fargo, the Manager, Macquarie Capital (USA) Inc. and the Fund, (1) as amended by Amendment No. 2 to Escrow Agreement dated June 19, 2009 between Wells Fargo, the Manager, Macquarie Capital (USA) Inc. and the Fund(1).

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

Signature	Title	Date

/S/ DAVID FAHY David Fahy	President of the Manager and Principal Executive Officer of Registrant.	February 15, 2011

/S/ FRANK V. SARACINO Frank V. Saracino	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant	February 15, 2011

/S/ DUNCAN EDGHILL Duncan Edghill	Director and Vice President of the Manager of the Fund	February 15, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

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