Form 10-Q
period 2011-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2011-05-11
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

There were 3,512,890 shares of limited liability company membership interests outstanding at May 11, 2011.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	3

	Statements of Operations for the period from August 21, 2008 (inception of the Fund) to March 31, 2011 and the Quarters ended March 31, 2011 and 2010 (Unaudited)	4

	Statements of Cash Flows for the period from August 21, 2008 (inception of the Fund) to March 31, 2011 and the Quarters ended March 31, 2011 and 2010 (Unaudited)	5

	Statement of Changes in Members’ Equity for the period from August 21, 2008 (inception of the Fund) to March 31, 2011 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Removed and Reserved	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$7,421,287	$8,970,075
Restricted cash	1,236,497	—
Participating interest - Future lease income (related party)	695,229	695,229
Net investment in finance lease	242,628	188,673
Maintenance reserve receivable	70,327	—
Lease receivable	—	76,722
Prepayment (related party)	1,918	—

Total Current Assets	9,667,886	9,930,699

Non-current Assets
Participating interest - Residual value (related party)	3,823,018	3,823,018
Participating interest - Future lease income (related party)	1,493,338	1,623,662
Net investment in finance lease	557,143	485,582
Leased equipment at cost (net of accumulated depreciation of $186,047 and $56,877, respectively)	11,670,167	2,040,476

Total Non-current Assets	17,543,666	7,972,738

Total Assets	$27,211,552	$17,903,437

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$922,197	$889,411
Capital contributions received in advance	736,700	41,900
Lease payments received in advance	90,592	28,876
Distribution payable	191,310	135,953
Other payable	128,944	3,220

Total Current Liabilities	2,069,743	1,099,360

Non-current Liabilities
Maintenance reserves	1,306,824	—

Total Non-current Liabilities	1,306,824	—

Total Liabilities	3,376,567	1,099,360

Commitments and Contingencies	—	—

Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares; Issued and outstanding: 2,983,203 shares as of March 31, 2011 and 2,113,196 shares as of December 31, 2010	24,830,151	17,734,339

Deficit accumulated during development stage	(995,166)	(930,262)

Total Members’ Equity	23,834,985	16,804,077

Total Liabilities and Members’ Equity	$27,211,552	$17,903,437

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to	Quarter Ended
	March 31, 2011	March 31, 2011	March 31, 2010

REVENUE

Participating interest income (related party)	$178,854	$42,932	$2,079
Finance and rental income	346,127	255,338	—
Other income	614	401	156

Total revenue	525,595	298,671	2,235

EXPENSES

Operating expenses (related party)	973,330	123,200	117,308
Acquisition fees (related party)	195,000	—	96,000
Management fees (related party)	57,188	25,045	323
Depreciation	186,047	129,170	—
Other expenses	109,414	86,160	112

Total expenses	1,520,979	363,575	213,743

Net loss before income taxes	(995,384)	(64,904)	(211,508)

Income tax benefit	218	—	—

Net loss	$(995,166)	$(64,904)	$(211,508)

Basic and diluted loss per share	$(1.59)	$(0.03)	$(1.50)

Weighted average number of shares outstanding: basic and diluted	625,950	2,584,605	140,710

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to	Quarter Ended
	March 31, 2011	March 31, 2011	March 31, 2010
Cash flow from operating activities:
Net loss	$(995,166)	$(64,904)	$(211,508)
Adjustments to reconcile net loss to net provided by operating activities:
Depreciation	186,047	129,170	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	921,317	56,523	250,382
Equipment lease receivable	—	76,722	—
Net investment in finance lease	70,681	41,456	—
Taxes receivable (related party)	—	—	134
Prepayment (related party)	(1,918)	(1,918)	—
Other payable	68,934	65,714	—
Lease payments received in advance	90,592	61,716	—

Net cash provided by operating activities	340,487	364,479	39,008

Cash flow from investing activities:
Payment for participating interest - Residual value and Future lease income (related party)	(6,500,000)	—	(1,870,071)
Proceeds from participating interest - Future lease income (related party)	488,415	130,324	(1,332,008)
Purchase of equipment	(11,796,287)	(9,698,934)	—
Investment in capital leased asset	(869,489)	(166,009)	—
Restricted cash	(1,236,497)	(1,236,497)	—

Net cash used in investing activities	(19,913,858)	(10,971,116)	(3,202,079)

Cash flow from financing activities:

Proceeds from issuance of shares	29,252,562	8,495,418	4,568,300
Payment of offering related expenses	(3,404,417)	(1,053,048)	(475,702)
Distribution paid to members	(808,734)	(311,818)	—
Capital contributions received in advance	736,700	694,800	250,801
Repurchase of shares	(17,950)	(4,000)	—
Maintenance reserves	1,236,497	1,236,497	—

Net cash provided by financing activities	26,994,658	9,057,849	4,343,399

Net increase (decrease) in cash and cash equivalents	7,421,287	(1,548,788)	1,180,328

Cash and cash equivalents, beginning of the period	—	8,970,075	4,474

Cash and cash equivalents, end of the period	$7,421,287	$7,421,287	$1,184,802

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Issuance of shares under Distribution reinvestment plan	$272,191	$130,810	$—
Accrued purchase of equipment and investment in capital leased asset	$60,890	$60,890	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Period from August 21, 2008 (inception of the Fund) to March 31, 2011

(Unaudited)

	Members’ shares	Additional members’ equity (1)	Managing member’s equity	Total
Opening balance - August 21, 2008	—	$—	$—	$—
Issuance of members’ shares	2,954,921	27,747,562	1,505,000	29,252,562
Issuance of members’ shares - Distribution Reinvestment Plan	30,244	272,191	—	272,191
Offering - related expenses	—	(3,316,788)	(87,629)	(3,404,417)
Repurchase of shares	(1,962)	(17,950)	—	(17,950)
Distribution to members	—	(1,162,730)	(109,505)	(1,272,235)
Net loss	—	(884,877)	(110,289)	(995,166)

Balance at March 31, 2011	2,983,203	$22,637,408	$1,197,577	$23,834,985

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC ( the “Fund” or the “Company”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, through the sale of leased equipment and through other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. Further, the Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments.

The Fund filed Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on June 8, 2010. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009. The initial capital contribution to the Fund was $5,000 from the Manager and the Manager made an additional contribution of $1,500,000 to the Fund. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last for up to 24 months from the date of the first effectiveness order. The Manager has, however, proposed an extension of the offering period such that it will last for up to 33 months from the date of the first effectiveness order. This proposed extension is subject to regulatory approval, and shall only take effect if approved by the Manager and by shareholders holding a majority of the Fund’s shares.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. For the period from inception through March 31, 2011, the Fund has received and accepted cumulative subscriptions for 2,983,203 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $26,102,386, net of offering costs, including the capital contributions from the Manager.

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

Restricted Cash

Restricted cash consists of cash collected for aircraft maintenance reserves as discussed in Note 4, Leased Equipment at Cost.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Fund recorded its benefit for income taxes based upon the estimated taxes that would be due if the Fund had filed its income tax returns on a separate entity basis and settled via an informal tax sharing agreement with an affiliate of the Manager. The Fund’s share of current and deferred federal and state tax benefits or obligations were recorded as taxes receivable (related party) in the balance sheet as of December 31, 2009.

The Fund received and accepted subscriptions for a minimum offering amount on March 5, 2010. From that date the above guidance no longer applies and the informal tax sharing agreement with the affiliate of the Manager no longer exists. The Fund is treated as a partnership for federal and state income tax purposes. As a partnership, the Fund itself is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, on their share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

Leased Equipment at Cost

Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight line basis over the lease term to the assets’ residual value. The factors considered in determining the residual value include, but are not limited to, the type of equipment, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Initial direct costs associated with the leases are included in the leased equipment cost.

Maintenance reserve

Where the lessee is responsible for maintenance and repairs, including major maintenance events over the term of the lease, the lessee pays additional rentals based on the usage of the equipment. This is recognized as a liability on the Fund’s Balance Sheet. As the maintenance is performed, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee. For each maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue when management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs.

Revenue recognition

For finance leases, at inception date, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income in Net investment in finance lease. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income in the Statement of Operations over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. Our Manager’s assessment for impairment includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairments have been recorded since inception of the Fund.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the borrowers’ creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary as at March 31, 2011.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were deemed necessary as at March 31, 2011.

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

The Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value from MBL. The $6,500,000 investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

1) Participating Interest—Engine residual value: Representing the present value of the residual engine value as of the time of investment. The acquisition of the residual value in leased assets by a third party has been recorded in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party. The asset will be tested for impairment in accordance with ASC 320 Investments—Debt and Equity Securities.

The proceeds related to the residual value will be recouped if remarketing of the engines at the end of the lease term is successful. Any gains or losses on the residual value will be recognized based on the difference between the proceeds and the carrying amount. Income associated with the cash flows will be recognized monthly based on an effective yield over the lease term as required by ASC 470-10-25.

2) Participating Interest—Future lease income: Representing the present value of the discounted future cash flows as of each balance sheet date based on the accounting guidance of ASC 470-10-25 Sales of Future Revenues or Various Other Measures of Income.

The Fund is exposed to the credit risk of the underlying airline. Neither MBL nor any other member of the Macquarie Group guarantees the payment obligations of the underlying airline, and the Fund has no recourse against any member of the Macquarie Group in the event the underlying airline fails to meet its payment obligations. Although the Fund currently has no reason to believe that the underlying airline will fail to meet its contractual obligations, a risk of loss to the Fund exists to the extent that the underlying airline fails to meet its payment obligations and the net remarketing proceeds from the sale of (repossessed) equipment are not sufficient to reimburse the Fund for its investment in the transaction. The Fund also faces risk of loss should MBL fail to meet its payment obligation under the participation agreement.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. LEASED EQUIPMENT AT COST

In October 2010, the Fund acquired 451 new NCR Self-Serv kiosks (customer self-service terminals). These customer self-service terminals are on lease to a leading U.S. retailer for a period of 59 months and will be used in the retailer’s stores across the U.S. The retailer is an existing client of an entity affiliated with the Fund’s manager. The acquisition of the equipment was facilitated by the entity affiliated with the Fund’s manager purchasing the equipment and then simultaneously selling it to the Fund. The purchase price for the equipment, including the initial direct costs was $2,097,353. No leverage was used to finance this acquisition by the Fund. Rentals of $38,361 are received monthly by the Fund. At the end of the lease term the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

In March 2011, the Fund entered into an agreement to purchase a 2002 vintage Bombardier CRJ-700ER aircraft (“the Aircraft”). The Aircraft is on lease until April 2014 to an airline which is wholly owned by the Government of India and will be used by the airline for its domestic routes in India. The purchase price for the aircraft, including the estimated initial direct costs was $9,758,861. The Fund also inherited the related maintenance reserve of $1,236,497, which is recorded as a liability on the Balance Sheet. No leverage was used to finance this acquisition by the Fund. At the end of the lease term, the lessee may return or continue to rent the equipment. Rentals of $181,000 will be received by the Fund monthly in U.S. dollars commencing April 5, 2011. In addition to the inherited maintenance reserve balance, the Fund is entitled to receive additional rentals based on the usage of the aircraft during the lease term. Cash received for the additional rentals is presented as Restricted Cash in the Fund’s Balance Sheet and will be used to reimburse the lessee for the maintenance of the aircraft.

Leased equipment at cost consisted of the following:

	March 31, 2011	December 31, 2010
Self-serve checkout equipment	$2,097,353	$2,097,353
Aircraft	9,758,861	—
Less: Accumulated depreciation	(186,047)	(56,877)

	$11,670,167	$2,040,476

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period April 1 to December 31, 2011	$1,912,534
For the year ending December 31, 2012	2,632,334
For the year ending December 31, 2013	2,632,334
For the year ending December 31, 2014	1,183,556
For the year ending December 31, 2015	345,251

$8,706,009

The Fund is exposed to risks under these transactions, including risk associated with the leasing clients’ creditworthiness and risks associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the clients will fail to meet their contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund acquired various items of furniture and other related equipment for use in model display apartments. This equipment is on lease to a leading U.S. owner and operator of senior housing and retirement communities for a 36 month period. The equipment will be used in the client’s facilities across the U.S. The purchase price for the equipment, including the initial direct cost, was $703,480. No leverage was used to finance this acquisition by the Fund. Rentals of $21,646 are received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first quarter of 2011, the Fund acquired additional items of furniture, office and other related equipment for use in model display apartments and administrative offices. This equipment is on lease to the same operator of senior housing and retirement communities for a period between 36 – 38 months. The purchase price for the equipment, including the estimated initial direct costs was $166,972. No leverage was used to finance this acquisition by the Fund. Rentals of $15,481 are received quarterly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Net investment in finance lease (current and non-current) consisted of the following:

	March 31, 2011	December 31, 2010
Minimum lease payments receivable	$864,266	$735,949
Estimated residual values of leased property (unguaranteed)	91,863	72,354
Less: Unearned income	(156,358)	(134,048)

Net investment in finance lease	$799,771	$674,255

Annual minimum future rental receivable over the next 4 years consist of the following:

For the period April 1 to December 31, 2011	$248,738
For the year ending December 31, 2012	321,668
For the year ending December 31, 2013	278,379
For the year ending December 31, 2014	15,481

$864,266

The Fund is exposed to risks under these transactions, including risk associated with the leasing client’s creditworthiness and risks associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet its contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

6. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services.

Macquarie Capital (USA) Inc. (the “dealer manager”), a member of the Macquarie Group of companies, acts as dealer manager for the Fund and manages a group of selling dealers, including other unaffiliated broker dealers.

The Manager and the dealer manager receive fees from the Fund for offering services during the offering period including:

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

The Fund pays the Manager and its affiliates fees for operating services performed during the offering period and on an ongoing basis once the Fund has commenced operations, including:

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

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

As of and for the quarters ended March 31, 2011 and 2010 the Fund has accrued or paid to the Manager or its affiliates the following amounts:

			Quarter Ended March 31,
Entity	Capacity	Description	2011	2010
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$208,242	$113,711
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commissions and Dealer Manager fees (1)	$186,348	$361,991
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$27,918	$—
Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$278,520	$96,000
Maquarie Asset Management Inc.	Manager	Management fee (3)	$25,045	$323
Maquarie Asset Management Inc.	Manager	Operating Expenses (3)	$123,200	$117,308
Maquarie Asset Management Inc.	Manager	Outperformance fee (3)	$4,427	$—

(1)	Amount charged directly to member’s equity.
(2)	Amount either charged directly to operations or capitalized and amortized.
(3)	Amount charged directly to operations.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. EQUITY CONTRIBUTION

For the period from inception through March 31, 2011, the Fund has received and accepted subscriptions for 2,983,203 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $26,102,386, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

6. SUBSEQUENT EVENTS

As of May 11, 2011 the Fund has raised and accepted additional cumulative subscription for 529,687 shares of limited liability company interest for $4,638,900, net of offering costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 15, 2011, and with our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 15, 2008, as amended (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011. The Manager has, however, proposed an extension of the offering period such that it will last for up to 33 months from the date of the first effectiveness order. This proposed extension is subject to regulatory approval, and shall only take effect if approved by the Manager and by shareholders holding a majority of the Fund’s shares. The Fund is currently in the process of raising capital. On March 5, 2010, subscriptions for the minimum number of shares of limited liability company interest (“Shares”), being 290,509 Shares for $2,837,350, excluding subscriptions from Pennsylvania investors, had been received. As a result, subscription proceeds were released from escrow to commence principal operations and reimburse organization and offering fees and expenses. Subsequent capital contributions will be used to fund operations, invest in equipment, equipment leases and other equipment-related transactions and pay fees and expenses as described in the Fund’s Registration Statement. As of May 11, 2011, the Fund has received and accepted cumulative subscriptions for 3,512,890 Shares (including the DRP shares and net of repurchase of shares) for $30,741,286, net of offering costs. When the Fund’s offering period ends, the Fund will enter into its operating period, whereupon it may continue to make investments in equipment, equipment leases and other equipment-related transactions.

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

Recent Transactions

Retirement Community Equipment

During the first quarter of 2011, the Fund acquired additional items of furniture, office and other related equipment for use in model display apartments and administrative offices. This equipment is on lease to the operator of senior housing and retirement communities for a period between 36-38 months. The purchase price for the equipment, including the estimated initial direct costs was $166,972. No leverage was used to finance this acquisition by the Fund. Rentals of $15,481 are received quarterly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Commercial Aircraft

In March 2011, the Fund entered into an agreement to purchase a 2002 vintage Bombardier CRJ-700ER aircraft (“the Aircraft”). The

Aircraft is fitted with two General Electric engines and has a maximum range with 70 passengers of 1,732 nautical miles. The Aircraft is on lease until April, 2014 to an airline which is wholly owned by the Government of India and will be used by the airline for its domestic routes in India. The purchase price for the aircraft, including the estimated initial direct costs was $9,758,861. The Fund also inherited the related maintenance reserve of $1,236,497, which is recorded as liability on the Balance Sheet. No leverage was used to finance this acquisition by the Fund. Rentals of $181,000 will be received by the Fund monthly in U.S dollars. At the end of the lease term, the lessee may return or continue to rent the equipment. In addition to the inherited maintenance reserve balance, the Fund is entitled to receive additional rentals based on the usage of the aircraft during the lease term. Cash received for the additional rentals is presented as Restricted Cash in the Fund’s Balance Sheet and will be used to reimburse the lessee for the maintenance of the aircraft.

In connection with the transaction, the Manager was paid an acquisition fee in the amount of $273,682 and will receive monthly asset management fees in the amount of $9,050 per month.

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

Results of Operations for the Quarter Ended March 31, 2011 and March 31, 2010

We are currently in our offering period. Through March 31, 2011, we have received and accepted cumulative subscription of $26,102,386, net of offering costs and as at May 11, 2011, the Fund had raised total equity of $30,741,286, net of offering costs.

Total revenue for the quarter ended March 31, 2011 increased by $296,436, as compared to quarter ended March 31, 2010. The increase in revenue was primarily due to additional revenue from our recently acquired self serve checkout kiosks, furniture and fixture and an aircraft which are on lease to various lessees.

Total expenses for the quarter ended March 31, 2011 increased by $149,832, as compared to quarter ended March 31, 2010. The increase is primarily due to increase in operating expenses to the Manager, depreciation recognized on assets purchased for various leases and other expenses. As a result of the foregoing factors, the net loss for the quarter ended March 31, 2011 was $64,904.

Liquidity and Capital Resources

Cash Flows Summary

At March 31, 2011, the Fund had cash and cash equivalents of $7,421,287. During our offering period, our main source of cash will be from financing activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

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

Our offering period ends on June 19, 2011. The Manager has, however, proposed an extension of the offering period such that it will last for up to 33 months from the date of the first effectiveness order. This proposed extension is subject to regulatory approval, and shall only take effect if approved by the Manager and by shareholders holding a majority of the Fund’s shares. Although we intend to raise up to

$157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period, we do not presently anticipate raising that full amount. The rate of our capital raising has been impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We anticipate that our total capital raise will amount to between $40,000,000 and $50,000,000 through June 2011. We believe that this amount is sufficient to meet our investment objectives. This anticipated amount is subject to change, and may be higher than we currently expect.

For the period from inception through March 31, 2011, we sold 2,983,203 Shares (including the DRP shares and net of repurchase of shares), representing $26,102,386 of capital contributions, net of offering costs. For the period from the commencement of our operations on March 5, 2010 through March 31, 2011, we have paid or accrued sales commissions to third parties of $1,947,594, dealer manager commissions to Macquarie Capital (USA) Inc. of $710,127 and due diligence expense to Macquarie Capital (USA) Inc. of $27,918. In addition, organization and offering expenses of $718,778 were paid or incurred by us to our Manager or its affiliates during this period.

Sources of Liquidity

Cash generated from our financing activities will be our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, Manager and administrative expenses, new investment opportunities, management fees, equipment maintenance events and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $311,818 for the quarter ended March 31, 2011.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors disclosed in our Post-Effective Amendment No. 3 to Registration Statement on Form S-1, dated April 11, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) We registered 15,800,000 shares of limited liability company interest, (SEC File No. 333-154278, effective June 19, 2009), of which we registered 15,000,000 shares at $10.00 per share to be offered to the public in a primary offering and 800,000 shares offered to our investors pursuant to our DRP at $9.00 per share. The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in June 2011.

Through May 11, 2011, we received capital contributions in the amount of $30,741,286, net of offering costs. Through May 11, 2011, we have paid or accrued sales commissions to third parties of $2,305,854, organization and offering expense to our Manager of $846,478, and dealer manager, selling commissions and due diligence expense to Macquarie Capital (USA) Inc. of $860,056.

As of May 11, 2011 we have used approximately $19.2 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines, a 2002 vintage Bombardier CRJ-700ER aircraft , 451 self-serve kiosks on lease to a major U.S. retailer and various items of furniture, office and other related equipments on lease to leading U.S owner and operator of senior housing and retirement communities. This is described in further detail under Management’s Discussion and Analysis of Financial Condition and Result of Operations—Recent Transaction under Notes to the financial statements.

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

Date: May 11, 2011

By:	/S/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: May 11, 2011

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