Form 10-Q
period 2011-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2011-08-10
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 4,905,070 shares of limited liability company membership interests outstanding at August 10, 2011.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	3

	Statements of Operations for the period from August 21, 2008 (inception of the Fund) to June 30, 2011 and the Quarters and Six Months ended June 30, 2011 and 2010 (Unaudited)	4

	Statements of Cash Flows for the period from August 21, 2008 (inception of the Fund) to June 30, 2011 and the Six Months ended June 30, 2011 and 2010 (Unaudited)	5

	Statement of Changes in Members’ Equity for the period from August 21, 2008 (inception of the Fund) to June 30, 2011 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Removed and Reserved	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	19

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$18,644,704	$8,970,075
Restricted cash	1,379,743	—
Participating interest - Future lease income (related party)	695,229	695,229
Net investment in finance lease	255,616	188,673
Lease receivable	179,834	76,722
Prepayment (related party)	1,918	—
Maintenance reserve and other receivable	105,371	—

Total Current Assets	21,262,415	9,930,699

Non-current Assets
Participating interest - Residual value (related party)	3,823,018	3,823,018
Participating interest - Future lease income (related party)	1,360,486	1,623,662
Net investment in finance lease	539,592	485,582
Leased equipment at cost (net of accumulated depreciation of $476,541 and $56,877, respectively)	11,392,673	2,040,476

Total Non-current Assets	17,115,769	7,972,738

Total Assets	$38,378,184	$17,903,437

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$1,020,614	$889,411
Capital contributions received in advance	1,415,946	41,900
Lease payments received in advance	67,237	28,876
Distribution payable	265,057	135,953
Other payable	132,980	3,220

Total Current Liabilities	2,901,834	1,099,360

Non-current Liabilities
Maintenance reserves	1,481,785	—

Total Non-current Liabilities	1,481,785	—

Total Liabilities	4,383,619	1,099,360

Commitments and Contingencies	—	—

Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 4,205,258 shares as of June 30, 2011 and 2,113,196 shares as of December 31, 2010	34,824,828	17,734,339
Deficit accumulated during development stage	(830,263)	(930,262)

Total Members’ Equity	33,994,565	16,804,077

Total Liabilities and Members’ Equity	$38,378,184	$17,903,437

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to June 30,	Quarter Ended		Six Months Ended
	2011	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUE

Participating interest income (related party)	$219,257	$40,403	$39,361	$83,335	$41,440
Finance and rental income	1,028,165	682,038	—	937,376	—
Other income	614	—	57	401	213

Total revenue	1,248,036	722,441	39,418	1,021,112	41,653

EXPENSES

Operating expenses (related party)	1,087,597	114,267	193,275	237,467	310,583
Acquisition fees (related party)	195,000	—	99,000	—	195,000
Management fees (related party)	102,802	45,614	8,494	70,659	8,817
Depreciation	476,541	290,494	—	419,664	—
Other expenses	216,577	107,163	3,318	193,323	3,430

Total expenses	2,078,517	557,538	304,087	921,113	517,830

Net (loss) income before income taxes	(830,481)	164,903	(264,669)	99,999	(476,177)

Income tax benefit	218	—	—	—	—

Net (loss) income	$(830,263)	$164,903	$(264,669)	$99,999	$(476,177)

Basic and diluted (loss) income per share	$(0.93)	$0.04	$(0.35)	$0.03	$(1.10)

Weighted average number of shares outstanding: basic and diluted	894,490	3,698,624	746,172	3,147,312	430,991

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to June 30, 2011
		Six Months Ended
		June 30, 2011	June 30, 2010
Cash flow from operating activities:
Net (loss) income	$(830,263)	$99,999	$(476,177)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	476,541	419,664	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	1,014,900	150,106	310,583
Equipment lease receivable	(179,834)	(103,112)	—
Net investment in finance lease	133,853	104,628	—
Taxes receivable (related party)	—	—	134
Prepayment (related party)	(1,918)	(1,918)	—
Other receivable	(3,330)	(3,330)	—
Other payable	106,641	103,421	—
Lease payments received in advance	67,237	38,361	28,876

Net cash provided by (used in) operating activities	783,827	807,819	(136,584)

Cash flow from investing activities:
Payment for participating interest - Residual value and Future lease income (related party)	(6,500,000)	—	(6,500,000)
Proceeds from participating interest - Future lease income (related party)	621,267	263,176	106,060
Purchase of equipment	(11,842,875)	(9,745,522)	—
Investment in capital leased asset	(928,496)	(225,016)	—
Restricted cash	(1,379,743)	(1,379,743)	—

Net cash used in investing activities	(20,029,847)	(11,087,105)	(6,393,940)

Cash flow from financing activities:

Proceeds from issuance of shares	41,109,685	20,352,541	9,646,576
Payment of offering related expenses	(4,723,031)	(2,371,662)	(1,016,457)
Distribution paid to members	(1,255,441)	(758,525)	(90,310)
Capital contributions received in advance	1,415,946	1,374,046	175,000
Repurchase of shares	(36,178)	(22,228)	—
Maintenance reserves	1,379,743	1,379,743	—

Net cash provided by financing activities	37,890,724	19,953,915	8,714,809

Net increase in cash and cash equivalents	18,644,704	9,674,629	2,184,285

Cash and cash equivalents, beginning of the period	—	8,970,075	4,474

Cash and cash equivalents, end of the period	$18,644,704	$18,644,704	$2,188,759

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Issuance of shares under Distribution reinvestment plan	$474,325	$332,944	$17,996
Accrued purchase of equipment and investment in capital leased asset	$26,902	$26,902	$—
Accrued offering cost	$5,151	$5,151	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Period from August 21, 2008 (inception of the Fund) to June 30, 2011

(Unaudited)

	Members’ shares	Additional members’ equity (1)	Managing member’s equity	Total
Opening balance - August 21, 2008	—	$—	$—	$—
Issuance of members’ shares	4,156,477	39,604,685	1,505,000	41,109,685
Issuance of members’ shares - Distribution Reinvestment Plan	52,703	474,325	—	474,325
Offering - related expenses	—	(4,640,552)	(87,629)	(4,728,181)
Repurchase of shares	(3,922)	(36,178)	—	(36,178)
Distribution to members	—	(1,853,049)	(141,774)	(1,994,823)
Net loss	—	(726,318)	(103,945)	(830,263)

Balance at June 30, 2011	4,205,258	$32,822,913	$1,171,652	$33,994,565

(1)	Additional members represent all members other than the Managing member.

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

The Fund filed Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on April 11, 2011. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009 and it is in the offering period. The initial capital contribution to the Fund was $5,000 from the Manager and the Manager made an additional contribution of $1,500,000 to the Fund. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last for up to 33 months from the date of the first effectiveness order. This follows approval during June 2011 by the Manager, by shareholders holding a majority of the Fund’s shares, and by regulators, to extend the share offering period from 24 to 33 months from the date of the first effectiveness order.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. For the period from inception through June 30, 2011, the Fund has received and accepted cumulative subscriptions for 4,205,258 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $36,819,651, net of offering costs, including the capital contributions from the Manager.

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

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairments have been recorded since inception of the Fund.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary as at June 30, 2011.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs have been required since the inception of the Fund.

Development Stage Company

The Fund complies with the reporting requirements of Accounting Standards Codification 915, Development Stage Entities.

New Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. The disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new guidance had no significant effect on the Fund’s financial statements.

In May 2011, the FASB issued new guidance ASU 2011-4, Fair Value Measurements - amendments to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance, in the first quarter of 2012 is not expected to have a significant impact on the Fund’s financial statements.

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

The Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value from MBL. The $6,500,000 investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

1) Participating Interest—Engine residual value: Representing the present value of the residual engine value as of the time of investment. The acquisition of the residual value in leased assets by a third party has been recorded in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party. The asset is tested for impairment in accordance with ASC 320 Investments—Debt and Equity Securities. No impairments have been recognized since the acquisition of the economic interest.

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

In March 2011, the Fund entered into an agreement to purchase a 2002 vintage Bombardier CRJ-700ER aircraft (“the Aircraft”). The Aircraft is on lease until April 2014 to an airline which is wholly owned by the Government of India and will be used by the airline for its domestic routes in India. The purchase price for the aircraft, including the estimated initial direct costs was $9,771,861.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Fund also inherited the related maintenance reserve of $1,236,497, which is recorded as a liability on the Balance Sheet. No leverage was used to finance this acquisition by the Fund. At the end of the lease term, the lessee may return or continue to rent the equipment. Rentals of $181,000 are received monthly by the Fund. In addition to the inherited maintenance reserve balance, the Fund is entitled to receive additional rentals based on the usage of the aircraft during the lease term. Cash received for the additional rentals is presented as Restricted Cash in the Fund’s Balance Sheet and will be used to reimburse the lessee for the maintenance of the aircraft.

Leased equipment at cost consisted of the following:

	June 30, 2011	December 31, 2010
Self-serve checkout equipment	$2,097,353	$2,097,353
Aircraft	9,771,861	—
Less: Accumulated depreciation	(476,541)	(56,877)

	$11,392,673	$2,040,476

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period July 1 to December 31, 2011	$1,435,451
For the year ending December 31, 2012	2,632,334
For the year ending December 31, 2013	2,632,334
For the year ending December 31, 2014	1,183,556
For the year ending December 31, 2015	345,251

$8,228,926

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

During the second quarter of 2011, the Fund acquired additional items of office equipment for use in the administrative offices of the same operator aforementioned. The equipment is on lease for a period of 39 months. The purchase price for the equipment, including the estimated initial direct costs was $58,608. No leverage was used to finance this acquisition by the Fund. Rentals of $5,410 are to be received quarterly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Net investment in finance lease (current and non-current) consisted of the following:

	June 30, 2011	December 31, 2010
Minimum lease payments receivable	$847,353	$735,949
Estimated residual values of leased property (unguaranteed)	100,671	72,354
Less: Unearned income	(152,816)	(134,048)

Net investment in finance lease	$795,208	$674,255

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rental receivable over the next 4 years consist of the following:

For the period July 1 to December 31, 2011	$195,283
For the year ending December 31, 2012	343,308
For the year ending December 31, 2013	300,019
For the year ending December 31, 2014	31,711

$870,321

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

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

For the quarters and six months ended June 30, 2011 and 2010 the Fund has accrued or paid to the Manager or its affiliates the following amounts:

			Quarter Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2011	2010	2011	2010
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$269,928	$126,072	$478,170	$239,783
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commissions and Dealer Manager fees (1)	$277,880	$134,150	$464,228	$195,404
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$10,720	$—	$38,638	$—
Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$1,691	$96,000	$280,211	$195,000
Maquarie Asset Management Inc.	Manager	Management fee (3)	$45,614	$323	$70,659	$8,817
Maquarie Asset Management Inc.	Manager	Operating Expenses (3)	$114,267	$117,308	$237,467	$310,583
Maquarie Asset Management Inc.	Manager	Outperformance fee (3)	$6,489	$—	$10,916	$1,085

(1)	Amount charged directly to member’s equity.
(2)	Amount either charged directly to operations or capitalized and amortized.
(3)	Amount charged directly to operations.

7. EQUITY CONTRIBUTION

For the period from inception through June 30, 2011, the Fund has received and accepted subscriptions for 4,205,258 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $36,819,651, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

8. SUBSEQUENT EVENTS

As of August 10, 2011 the Fund has raised and accepted additional cumulative subscription for 699,812 shares of limited liability company interest for $6,153,919, net of offering costs.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In July 2011, the Fund acquired an ETS-364B Test System, an item of semiconductor testing equipment manufactured by Teradyne, Inc. This item of equipment is on lease to the U.S. subsidiary of a semiconductor manufacturing company headquartered in Germany. The lease is for a 36 month period. The equipment will be used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $383,898. No leverage was used to finance this acquisition by the Fund. The first rental will be $92,729, including an amount of revenue which will be deferred for accounting purpose. For the subsequent monthly rental periods, rentals of $8,211 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease will be recorded as an operating lease with rental income recognized on a straight line basis over the lease term.

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

The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in March 2012. This follows approval during June 2011 by the Manager, by shareholders holding a majority of the Fund’s shares, and by regulators, to extend the share offering period from 24 to 33 months from the date of the first effectiveness order. The Fund is currently in the process of raising capital. On March 5, 2010, subscriptions for the minimum number of shares of limited liability company interest (“Shares”), being 290,509 Shares for $2,837,350, excluding subscriptions from Pennsylvania investors, had been received. As a result, subscription proceeds were released from escrow to commence principal operations and reimburse organization and offering fees and expenses. Subsequent capital contributions will be used to fund operations, invest in equipment, equipment leases and other equipment-related transactions and pay fees and expenses as described in the Fund’s Registration Statement. As of August 10, 2011, the Fund has received and accepted cumulative subscriptions for 4,905,070 Shares (including the DRP shares and net of repurchase of shares) for $42,973,570, net of offering costs. When the Fund’s offering period ends, the Fund will enter into its operating period, whereupon it may continue to make investments in equipment, equipment leases and other equipment-related transactions.

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

Recent Transactions

Office Equipment

During the second quarter of 2011, the Fund acquired items of office equipment for use in the administrative offices of an existing client. The client is a leading U.S. owner and operator of senior housing and retirement communities, and the equipment is on lease for a period of 39 months. The purchase price for the equipment, including the estimated initial direct costs was $58,608. No leverage was used to finance this acquisition by the Fund. Rentals of $5,410 are to be received quarterly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Extension of Offering Period

During June 2011, the Fund’s offering period was extended by nine months from June 19, 2011 to March 19, 2012, or until such earlier time as (a) the Fund’s maximum offering has been sold, or (b) the Manager otherwise terminates the Fund’s offering. This will result in a maximum total offering period for the Fund of two years and nine months. This extension was approved by the Manager, by shareholders holding a majority of the Fund’s shares, and by various regulators.

So as to maintain the same total anticipated Fund duration, the Fund’s operating period has been reduced by a corresponding nine month period, such that the operating period will end four years and three months after the end of the offering period, provided that the operating period may be extended at the discretion of the Manager by a further period not exceeding an additional twelve (12) months. The Fund may undertake investing activities during both the offering and operating periods.

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

Leased Equipment at Cost

Leased equipment is depreciated on a straight line basis over the lease term to the assets’ estimated residual value. The factors considered in estimating the residual value include, but are not limited to, the type of equipment, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. The economic life of the leased equipment is also estimated to determine the classification of the lease at inception date.

Net Investment in Finance Lease

For finance leases, at inception date, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income in Net investment in finance lease. The unguaranteed residual value of the equipment at lease termination requires management estimates. The economic life of the leased equipment is also estimated to determine the classification of the lease at inception date.

Results of Operations for the Quarter and Six Months Ended June 30, 2011 and 2010

We are currently in our offering period. Through June 30, 2011, we have received and accepted cumulative subscription of $36,819,651, net of offering costs and as at August 10, 2011, the Fund had raised total equity of $42,973,570, net of offering costs.

Total revenue for the quarter and six months ended June 30, 2011 increased by $683,023 and $979,459, respectively, compared to quarter and six months ended June 30, 2010. The increase in revenue was primarily due to additional revenue from our recently acquired self serve checkout kiosks, furniture and fixture and an aircraft which are on lease to various lessees.

Total expenses for the quarter and six months ended June 30, 2011 increased by $253,451 and $403,283, respectively compared to quarter and six months ended June 30, 2010. The increase is primarily due to increase in depreciation recognized on assets purchased for various leases. As a result of the foregoing factors, the net income for the quarter and six months ended June 30, 2011 was $164,903 and $99,999, respectively.

Liquidity and Capital Resources

Cash Flows Summary

At June 30, 2011, the Fund had cash and cash equivalents of $18,644,704. During our offering period, our main source of cash will be from financing activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

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

Our offering period ends on March 19, 2012. This follows approval during June 2011 by the Manager, by shareholders holding a majority of the Fund’s shares, and by regulators, to extend the share offering period from 24 to 33 months from the date of the first effectiveness order. Although we intend to raise up to $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period, we do not presently anticipate raising that full amount. The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We anticipate that our total capital raise will amount to between $110,000,000 and $120,000,000 through March 2012. We believe that this amount is sufficient to meet our investment objectives. This anticipated amount is subject to change, and may be higher than we currently expect.

For the period from inception through June 30, 2011, we sold 4,205,258 Shares (including the DRP shares and net of repurchase of shares), representing $36,819,651 of capital contributions, net of offering costs. For the period from the commencement of our operations on March 5, 2010 through June 30, 2011, we have paid or accrued sales commissions to third parties of $2,712,830, dealer manager commissions to Macquarie Capital (USA) Inc. of $988,007 and due diligence expense to Macquarie Capital (USA) Inc. of $38,638. In addition, organization and offering expenses of $988,706 were paid or incurred by us to our Manager or its affiliates during this period.

Sources of Liquidity

Cash generated from our financing activities will be our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, new investment opportunities, management fees, equipment maintenance events and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $446,707 and $758,525 for the quarter and six months ended June 30, 2011.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) None.

(b) We registered 15,800,000 shares of limited liability company interest, (SEC File No. 333-154278, effective June 19, 2009), of which we registered 15,000,000 shares at $10.00 per share to be offered to the public in a primary offering and 800,000 shares offered to our investors pursuant to our DRP at $9.00 per share. The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in March 2012.

Through August 10, 2011, we received capital contributions in the amount of $42,973,570, net of offering costs. Through August 10, 2011, we have paid or accrued sales commissions to third parties of $3,216,341, organization and offering expense to our Manager of $1,133,089, and dealer manager, selling commissions and due diligence expense to Macquarie Capital (USA) Inc. of $1,178,360.

As of August 10, 2011 we have used approximately $19.7 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines, a 2002 vintage Bombardier CRJ-700ER aircraft , 451 self-serve kiosks on lease to a major U.S. retailer, an ETS-364B semiconductor test system, and various items of furniture, office and other related equipments on lease to leading U.S owner and operator of senior housing and retirement communities.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
Name:	David Fahy
Title:	President of the Manager and Principal Executive
Officer of Registrant

Date: August 10, 2011

By:	/S/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: August 10, 2011

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the quarter ended June 30, 2011, filed on August 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) the Statement of Operations for the period from August 21, 2008 (inception of the Fund) to June 30, 2011 and the Quarters and Six Months Ended June 30, 2011 and 2010 (Unaudited), (iii) the Statements of Cash Flows for the period from August 21, 2008 (inception of the Fund) to June 30, 2011 and the Six Months Ended June 30, 2011 and 2010 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the period from August 21, 2008 (inception of the Fund) to June 30, 2011 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1