Form 10-Q
period 2011-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2011-11-10
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 6,032,500 shares of limited liability company membership interests outstanding at November 10, 2011.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

Part I.	Financial Information

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	3

	Statements of Operations for the period from August 21, 2008 (inception of the Fund) to September 30, 2011 and the Quarters and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

	Statements of Cash Flows for the period from August 21, 2008 (inception of the Fund) to September 30, 2011 and the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

	Statements of Changes in Members’ Equity for the period from August 21, 2008 (inception of the Fund) to September 30, 2011 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Removed and Reserved	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$23,423,290	$8,970,075
Restricted cash	1,443,263	—
Participating interest - Future lease income (related party)	695,229	695,229
Net investment in finance lease	295,729	188,673
Lease receivable	346,078	76,722
Prepayment (related party)	1,918	—
Maintenance reserve and other receivable	103,210	—

Total Current Assets	26,308,717	9,930,699

Non-current Assets
Participating interest - Residual value (related party)	3,823,018	3,823,018
Participating interest - Future lease income (related party)	1,225,056	1,623,662
Net investment in finance lease	532,775	485,582
Leased equipment at cost (net of accumulated depreciation of $1,004,212 and $56,877, respectively)	17,649,700	2,040,476

Total Non-current Assets	23,230,549	7,972,738

Total Assets	$49,539,266	$17,903,437

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$1,487,684	$889,411
Capital contributions received in advance	210,000	41,900
Lease payments received in advance	563,222	28,876
Distribution payable	353,154	135,953
Other payable	206,847	3,220

Total Current Liabilities	2,820,907	1,099,360

Non-current Liabilities
Maintenance reserves	1,543,389	—

Total Non-current Liabilities	1,543,389	—

Total Liabilities	4,364,296	1,099,360

Commitments and Contingencies	—	—

Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions inselling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 5,580,307 shares as of September 30, 2011 and 2,113,196 shares as of December 31, 2010	45,915,184	17,734,339
Deficit accumulated during development stage	(740,214)	(930,262)

Total Members’ Equity	45,174,970	16,804,077

Total Liabilities and Members’ Equity	49,539,266	17,903,437

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to September 30, 2011	Quarter Ended		Nine Months Ended
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUE

Participating interest income (related party)	$257,084	$37,827	$49,070	$121,162	$90,510
Finance and rental income	2,028,475	1,000,310	—	1,937,686	—
Other income	614	—	—	401	213

Total revenue	2,286,173	1,038,137	49,070	2,059,249	90,723

EXPENSES

Operating expenses (related party)	1,253,883	166,286	152,674	403,753	463,257
Acquisition fees (related party)	195,000	—	—	—	195,000
Management fees (related party)	189,212	86,410	8,663	157,069	17,480
Depreciation	1,004,212	527,671	—	947,335	—
Other expenses	384,298	167,721	12,095	361,044	15,525

Total expenses	3,026,605	948,088	173,432	1,869,201	691,262

Net (loss) income before income taxes	(740,432)	90,049	(124,362)	190,048	(600,539)

Income tax benefit	218	—	—	—	—

Net (loss) income	$(740,214)	$90,049	$(124,362)	$190,048	$(600,539)

Basic and diluted (loss) gain per share	$(0.60)	$0.02	$(0.10)	$0.05	$(0.85)

Weighted average number of shares outstanding: basic and diluted	1,224,997	4,971,943	1,252,649	3,762,206	708,265

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Period from August 21, 2008 (inception of the Fund) to September 30, 2011

		Nine Months Ended
		September 30, 2011	September 30, 2010
Cash flow from operating activities:
Net (loss) income	$(740,214)	$190,048	$(600,539)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,004,212	947,335	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	1,242,929	378,135	471,918
Equipment lease receivable	(346,078)	(269,356)	—
Net investment in finance lease	184,339	155,114	—
Taxes receivable (related party)	—	—	134
Prepayment (related party)	(1,918)	(1,918)	—
Other receivable	(3,085)	(3,085)	(130)
Other payable	193,720	190,500	—
Lease payments received in advance	563,222	534,346	28,876

Net cash provided by (used in) operating activities	2,097,127	2,121,119	(99,741)

Cash flow from investing activities:

Payment for participating interest - Residual value and Future lease income (related party)	(6,500,000)	—	(6,500,000)
Proceeds from participating interest - Future lease income (related party)	756,697	398,606	230,246
Purchase of equipment	(18,640,785)	(16,543,432)	—
Investment in capital leased asset	(1,012,842)	(309,362)	—
Restricted cash	(1,443,263)	(1,443,263)	—

Net cash used in investing activities	(26,840,193)	(17,897,451)	(6,269,754)

Cash flow from financing activities:

Proceeds from issuance of shares (including related party)	54,452,514	33,695,370	14,756,504
Payment of offering related expenses	(6,014,947)	(3,663,578)	(1,644,382)
Distribution paid to members	(1,883,039)	(1,386,123)	(255,660)
Capital contributions received in advance	210,000	168,100	401,080
Repurchase of shares	(41,434)	(27,484)	—
Maintenance reserves	1,443,263	1,443,263	—

Net cash provided by financing activities	48,166,357	30,229,548	13,257,542

Net increase in cash and cash equivalents	23,423,290	14,453,215	6,888,047

Cash and cash equivalents, beginning of the period	—	8,970,075	4,474

Cash and cash equivalents, end of the period	$23,423,290	$23,423,290	$6,892,521

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Issuance of shares under distribution reinvestment plan	$761,154	$619,773	$63,563
Accrued purchase of equipment and investment in capital leased asset	$13,127	$13,127	$—
Accrued offering cost	$244,755	$244,755	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Period from August 21, 2008 (inception of the Fund) to September 30, 2011

(Unaudited)

	Members’ shares	Additional members’ equity (1)	Managing member’s equity	Total
Opening balance - August 21, 2008	—	$—	$—	$—
Issuance of members’ shares	5,500,256	52,947,514	1,505,000	54,452,514
Issuance of members’ shares - Distribution Reinvestment Plan	84,573	761,154	—	761,154
Offering - related expenses	—	(6,172,073)	(87,629)	(6,259,702)
Repurchase of shares	(4,522)	(41,434)	—	(41,434)
Distribution to members	—	(2,822,950)	(174,398)	(2,997,348)
Net loss	—	(638,880)	(101,094)	(740,214)

Balance at September 30, 2011	5,580,307	$44,033,331	$1,141,879	$45,174,970

(1)	Additional members represent all members other than the Managing member.

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

The Fund filed Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on April 11, 2011. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009. The Manager made an initial capital contribution of $5,000. The Manager made additional capital contributions to the fund on March 31, 2010 and June 22, 2010 for $500,000 and $1,000,000, respectively. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last for up to 33 months from the date of the first effectiveness order. This follows approval during June, 2011 by the Manager, by shareholders holding a majority of the Fund's shares, and by regulators, to extend the share offering period from 24 to 33 months from the date of the first effectiveness order.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. For the period from inception through September 30, 2011, the Fund has received and accepted cumulative subscriptions for 5,580,307 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $48,912,532 net of offering costs, including the capital contributions from the Manager.

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

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary as at September 30, 2011.

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

The Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value from MBL. The $6,500,000 investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

1) Participating Interest—Engine residual value: Representing the present value of the residual engine value as of the time of investment. The acquisition of the residual value in leased assets by a third party has been recorded in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party. The asset is tested for impairment in accordance with ASC 360-35-14 Adjusting the Residual Value in Leased Assets by a Third Party. No impairments have been recognized since the acquisition of the economic interest.

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

On September 26, 2011, MBL entered into a conditional sale agreement to sell the engines that the Fund has the participating interest in. The sale is expected to be completed by February 29, 2012. The Fund will continue to classify the non-current portion of the participating interest as a non-current asset until the sale is completed by MBL.

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

In July 2011, the Fund acquired an ETS-364B Test System, an item of semiconductor testing equipment manufactured by Teradyne, Inc. This equipment is on lease to the U.S. subsidiary of a semiconductor manufacturing company headquartered in Germany. The lease is for 36 months and the equipment will be used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $383,898. No leverage was used to finance this acquisition by the Fund. The first rental was $92,729, including an amount of revenue which will be deferred for accounting purposes. For the subsequent monthly rental periods, rentals of $8,211 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease will be recorded as an operating lease with rental income recognized on a straight line basis over the lease term.

In September 2011, the Fund entered into a sale and assignment agreement with Macquarie Electronics USA Inc. (“MEUI”) a member of the Macquarie group of companies to acquire semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products. The remaining term of the lease is for10 months and the equipment will be used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $6,400,800. No leverage was used to finance this acquisition by the Fund. The first rental was $699,129, including an amount of revenue which will be deferred for accounting purposes. For the subsequent quarterly rental periods, rentals of $699,129 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease will be recorded as an operating lease with rental income recognized on a straight line basis over the lease term.

Leased equipment at cost consists of the following:

	September 30, 2011	December 31, 2010
Self-serve checkout equipment	$2,097,353	$2,097,353
Aircraft	9,758,861	—
Semiconductor Equipment	383,898	—
Semiconductor Tools	6,400,800	—
Less: Accumulated depreciation	(1,004,212)	(56,877)

	$17,649,700	$2,040,476

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period October 1 to December 31, 2011	$1,690,340
For the year ending December 31, 2012	4,129,124
For the year ending December 31, 2013	2,730,866
For the year ending December 31, 2014	1,232,822
For the year ending December 31, 2015	345,251

$10,128,403

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund entered into a lease agreement with a U.S. owner and operator of senior housing and retirement communities, to provide various items of furniture and other related equipment for use in model display apartments and office equipment for use in the administrative offices. To date, $1,013,405 has been purchased which is subject to leases of between 36 and 39 months. With quarterly rentals ranging from $7,861 to $15,481 and a monthly rental of $21,646. No leverage was used to finance the above acquisitions by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Net investment in finance lease (current and non-current) consists of the following:

	Septmeber 30, 2011	December 31, 2010
Minimum lease payments receivable	$865,639	$735,949
Estimated residual values of leased property (unguaranteed)	109,398	72,354
Less: Unearned income	(146,533)	(134,048)

Net investment in finance lease	$828,504	$674,255

Annual minimum future rental receivable over the next 4 years consist of the following:

For the period October 1 to December 31, 2011	$104,100
For the year ending December 31, 2012	374,753
For the year ending December 31, 2013	331,464
For the year ending December 31, 2014	55,322

$865,639

The Fund is exposed to risks under these transactions, including risk associated with the leasing client's creditworthiness and risks associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet its contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

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

The Fund pays the Manager and its affiliates’ fees for operating services performed during the offering period and on an ongoing basis once the Fund has commenced operations, including:

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

For the quarters and nine months ended September 30, 2011 and 2010 the Fund has accrued or paid to the Manager or its affiliates the following amounts:

			Quarter Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2011	2010	2011	2010
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$280,432	$124,495	$758,602	$364,278
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commisions and Dealer Manager fees (1)	$296,703	$186,528	$760,931	$381,932
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$2,270	$—	$40,908	$—
Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$198,578	$—	$478,789	$195,000
Maquarie Asset Management Inc.	Manager	Management fee (3)	$86,410	$8,663	$157,069	$17,480
Maquarie Asset Management Inc.	Manager	Operating Expenses (3)	$129,664	$152,674	$367,131	$463,257
Maquarie Asset Management Inc.	Manager	Outperformance fee (3)	$12,676	$2,107	$23,592	$3,192

(1)	Amount charged directly to members’ equity.
(2)	Amount either charged directly to operations or capitalized and amortized.
(3)	Amount charged directly to operations.

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Fund has also entered into agreements with affiliates involving participation rights and the purchase of equipment as discussed in Notes 3 and 5, respectively.

7. EQUITY CONTRIBUTION

For the period from inception through September 30, 2011, the Fund has received and accepted subscriptions for 5,580,307 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $48,912,532 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

8. SUBSEQUENT EVENTS

As of November 10, 2011 the Fund has raised and accepted additional cumulative subscription for 452,192 shares of limited liability company interest for $3,977,142, net of offering costs.

On October 27, 2011, the Fund has agreed to enter into a sale and leaseback arrangement with a leading Dubai airline over two new CFM56-7B aircraft jet engines (“Engines”) to power the airline's fleet of 737NG aircraft for approximately $24 million and has entered into a nine year lease with the airline. The first engine was delivered on October 31, 2011, and the second engine is scheduled for delivery in mid November 2011. Lease rentals will be paid to the Fund in U.S. dollars on a monthly basis. At the end of the lease term, the lessee may return the Engines, purchase them at their then fair market value, or continue to rent them. There was no debt used to fund the acquisition by the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 15, 2011, and with our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 15, 2008, as amended (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in March 2012. This follows approval during June, 2011 by the Manager, by shareholders holding a majority of the Fund's shares, and by regulators, to extend the share offering period from 24 to 33 months from the date of the first effectiveness order. The Fund is currently in the process of raising capital. On March 5, 2010, subscriptions for the minimum number of shares of limited liability company interest (“Shares”), being 290,509 Shares for $2,837,350, excluding subscriptions from Pennsylvania investors, had been received. As a result, subscription proceeds were released from escrow to commence principal operations and reimburse organization and offering fees and expenses. Subsequent capital contributions are being used to fund operations, invest in equipment, equipment leases and other equipment-related transactions and pay fees and expenses as described in the Fund’s Registration Statement. As of November 10, 2011, the Fund has received and accepted cumulative subscriptions for 6,032,500 Shares (including the DRP shares and net of repurchase of shares) for $52,889,674, net of offering costs. When the Fund’s offering period ends, the Fund will enter into its operating period, whereupon it may continue to make investments in equipment, equipment leases and other equipment-related transactions.

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

Recent Transactions

Semiconductor Tools Portfolio

On September 2, 2011, the Fund acquired 11 semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products for a 10 month period. These tools, which are located in the U.S., are used in the manufacture of memory storage components including DRAM, NAND Flash and NOR Flash memory used in leading edge computing, consumer, networking, embedded and mobile products. At the time of purchase, these tools were approximately four years old. The tools, together with rights under the associated lease, were purchased from a major equipment financier in the U.S., via an affiliate of the Manager. The purchase price for the equipment, including the estimated initial direct costs was $6,400,800. The Fund did not utilize any debt financing to fund the purchase price of the equipment. Rentals are paid quarterly, with four rental payments to be received during the initial lease term. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or request to purchase the equipment for its then fair market value.

Semiconductor Tool

On July 1, 2011, the Fund acquired, a new ETS-364B Test System, being an item of semiconductor testing equipment manufactured by Teradyne. This equipment is on lease to the U.S. subsidiary of a semiconductor manufacturing company for a 36 month period and equipment will be used in the client’s facilities in the U.S. The purchase price for the equipment, including the initial direct costs was $383,898. The Fund did not utilize any debt financing to fund the purchase price of the equipment. Rentals are paid monthly. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or request to purchase the equipment for its then fair market value.

Aircraft Engine Portfolio

The Fund holds an approximately 10% interest in a portfolio of eight aircraft jet engines on lease to a leading Australian airline, with the remaining balance owned by MBL, an affiliate of the Manager. On September 26, 2011, MBL entered into a conditional agreement to sell its entire portfolio of aircraft jet engines, including those in which the Fund has a participation interest, to a third party. As stated in the participation agreement entered into between the Fund and MBL, the Fund is entitled to a share of the sale proceeds of the aircraft jet engine portfolio in line with its participation interest amount. The final amount payable to the Fund in respect of the sale of its interest in the engines has not been finalized pending the agreement of lease novation arrangements with the lessee. The Fund will receive its payments within five days of the receipt of sale of each relevant engine in which it holds an interest. The participation agreement will terminate subsequent to the Fund receiving its full amounts due in respect of the relevant engines.

Proceeds received from the sale of the engines will be re-invested in new lease transactions as determined appropriate by the Manager.

Office Equipment

During the third quarter of 2011, the Fund acquired items of office equipment for use in the administrative offices of an existing client. The client is a leading U.S. owner and operator of senior housing and retirement communities, and the equipment is on lease for a period of 39 months. The purchase price for the equipment, including the estimated initial direct costs was $84,345. No leverage was used to finance this acquisition by the Fund. Rentals are to be received quarterly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Extension of Offering Period

During June 2011, the Fund’s offering period was extended by nine months from June 19, 2011 to March 19, 2012, or until such earlier time as (a) the Fund’s maximum offering has been sold, or (b) the Manager otherwise terminates the Fund’s offering. This will result in a maximum total offering period for the Fund of two years and nine months. This extension was approved by the Manager, by shareholders holding a majority of the Fund's shares, and by various regulators.

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

Investments in Participating Interest

Our participating interest in the sales leaseback transaction consists of the sum of the total fair value of the future minimum lease payments receivable plus the estimated fair value of the unguaranteed residual value of the leased equipment. Bifurcation of the investment into the portions attributable to the Residual Value and the Future Lease Income and the timing of income recognition have been based on estimates. Assumptions have been made regarding engine utilization, condition and maintenance costs based on independent third party data.

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

Results of Operations for the Quarter and Nine months Ended September 30, 2011 and 2010

We are currently in our offering period. Through September 30, 2011, we have received and accepted cumulative subscription of $48,912,532 , net of offering costs and as at November 10, 2011, the Fund had raised total equity of $52,889,674, net of offering costs.

Total revenue for the quarter and nine months ended September 30, 2011 increased by $989,067 and $1,968,526, respectively, compared to quarter and nine months ended September 30, 2010. The increase in revenue was primarily due to additional revenue from our recently acquired self serve checkout kiosks, furniture and fixture, an aircraft and several semiconductor equipments, which are on lease to various lessees.

Total expenses for the quarter and nine months ended September 30, 2011 increased by $774,656 and $1,177,939, respectively compared to quarter and nine months ended September 30, 2010. The increase is primarily due to increase in depreciation recognized on assets purchased for various leases. As a result of the foregoing factors, the net income for the quarter and nine months ended September 30, 2011 was $90,049 and $190,048, respectively.

Liquidity and Capital Resources

Cash Flows Summary

At September 30, 2011, the Fund had cash and cash equivalents of $23,423,290. During our offering period, our main source of cash will be from financing activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

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

Our offering period ends on March 19, 2012. This follows approval during June, 2011 by the Manager, by shareholders holding a majority of the Fund's shares, and by regulators, to extend the share offering period from 24 to 33 months from the date of the first effectiveness order. Although we intend to raise up to $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period, we do not presently anticipate raising that full amount. The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We anticipate that our total capital raise will amount to between $90,000,000 and $110,000,000 through March 2012. We believe that this amount is sufficient to meet our investment objectives. This anticipated amount is subject to change, and may be higher or lower than we currently expect.

For the period from inception through September 30, 2011, we sold 5,580,307 Shares (including the DRP shares and net of repurchase of shares), representing $48,912,532 of capital contributions, net of offering costs. For the period from the commencement of our operations on March 5, 2010 through September 30, 2011, we have paid or accrued sales commissions to third parties of $3,664,947, dealer manager commissions to Macquarie Capital (USA) Inc. of $1,284,710 and due diligence expense to Macquarie Capital (USA) Inc. of $40,908. In addition, organization and offering expenses of $1,282,381 were paid or incurred by us to our Manager or its affiliates during this period.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $627,622 and $1,386,123 for the quarter and nine months ended September 30, 2011, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Through November 10, 2011, we received capital contributions in the amount of $52,889,674, net of offering costs. Through November 10, 2011, we have paid or accrued sales commissions to third parties of $3,987,287, organization and offering expense to our Manager of $1,360,983, and dealer manager and selling commissions to Macquarie Capital (USA) Inc. of $1,427,300.

As of November 10, 2011 we have used approximately $38.32 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines, a 2002 vintage Bombardier CRJ-700ER aircraft , 451 self-serve kiosks on lease to a major U.S. retailer, an ETS-364B semiconductor test system; various items of furniture, office and other related equipments on lease to leading U.S owner and operator of senior housing and retirement communities and semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/s/ DAVID FAHY
Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: November 10, 2011

By:	/s/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: November 10, 2011

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the quarter ended September 30, 2011, filed on November 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) the Statement of Operations for the period from August 21, 2008 (inception of the Fund) to September 30, 2011 and the Quarters and Nine Months Ended September 30, 2011 and 2010 (Unaudited), (iii) the Statements of Cash Flows for the period from August 21, 2008 (inception of the Fund) to September 30, 2011 and the Nine Months Ended September 30, 2011 and 2010 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the period from August 21, 2008 (inception of the Fund) to September 30, 2011 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1