Form 10-K
period 2011-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2012-02-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

(617)457-0645

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

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

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

There were 7,974,903 shares of limited liability company membership interests outstanding at February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements within this annual report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Except as otherwise specified, “we,” “us,” and “our” refer to Macquarie Equipment Leasing Fund, LLC (the “Fund” or the “Company”), a Delaware limited liability company. “Manager” refers to our manager, Macquarie Asset Management Inc., a Delaware limited liability company.

The Establishment of Macquarie Equipment Leasing Fund, LLC

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, through the sale of leased equipment and through other portfolio investments. The Fund’s year end is December 31.

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

The Fund filed Post-Effective Amendment No. 5 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on December 16, 2011. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009. The Manager made an initial capital contribution of $5,000. The Manager made additional capital contributions to the fund on March 31, 2010 and June 22, 2010 for $500,000 and $1,000,000, respectively. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last until March 19, 2012.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. For the period from inception through December 31, 2011, the Fund has received and accepted cumulative subscriptions for 7,109,357 (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $62,357,789 net of offering costs, including the capital contributions from the Manager.

Investment Objectives

The Fund’s principal investment objectives are to:

•

Preserve, protect and return invested capital. The Fund is building a portfolio of equipment, equipment leases and other equipment-related investments with the objective of preserving, protecting and returning invested capital.

•

Generate regular monthly cash distributions. The Fund is developing a portfolio of varied equipment types, transaction types, clients and transaction durations with the objective of receiving regular cash from its investments. The Fund generates cash through rental payments from its clients, and will generate additional cash from the sale of equipment, from the sale of leases and from other investments. In turn, the Fund has been making regular monthly cash distributions beginning the month after the initial closing date of its offering and intends to continue making these distributions up to the end of its operating period.

•

Reduce the Fund’s overall risk through diversification of its portfolio. The Fund will continue to diversify its portfolio by acquiring, directly or indirectly, different types of assets, by entering into or acquiring leases of different durations and by acquiring equipment and investing in other equipment-related transactions in different geographies and industries. Diversification of the Fund’s portfolio will reduce its risk of changes in any particular market sector or of any particular client’s willingness or ability to make payments under a lease.

•

Generate investment returns that are not correlated to returns from listed stock and bond markets. The Fund intends to generate investment returns for its members that will not be correlated to listed stock and bond markets. The Fund’s Shares will not be traded on any listed exchange and the value of the Shares will not be subject to fluctuations on those exchanges.

•

Generate a favorable total return on investments. The Fund’s portfolio has been and will continue to be structured with the objective of providing its members with a favorable total return on their investment.

The Fund has contemplated investing in equipment classes which include rail equipment, such as freight cars or locomotives, maritime equipment, aviation equipment, such as commercial jet engines and aircraft, road transportation equipment, manufacturing equipment, mining and construction equipment, technological and communications equipment, utilities equipment and/or other types of equipment that the Manager determines may meet the Fund’s investment objectives. The Fund has to date invested in equipment located both within and outside the U.S. All equipment purchased by the Fund so far is leased to corporate clients.

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

The Manager is a member of the Macquarie Group. The Macquarie Group, whose predecessor, Hill Samuel Australia Limited, was founded as a subsidiary of the U.K. merchant bank, Hill Samuel & Co., in 1969, is a diversified international provider of banking, financial, leasing, advisory and investment services. Headquartered in Sydney, Australia, the parent entity of the Macquarie Group, Macquarie Group Limited, is listed on the Australian Stock Exchange. As of December 31, 2011, the Macquarie Group operated in more than 70 offices in 28 countries and had approximately 14,600 employees, over 3,500 of whom were located across 27 offices in North America. The Macquarie Group operates a diversified range of financial services activities. These activities include banking services, leasing services, retail and institutional funds management services, corporate advisory services, real estate services, securities research and brokerage services and treasury and commodity services.

As of December 31, 2011, the Macquarie Group had assets under management of approximately $335 billion. These assets are either held by the Macquarie Group or by various listed and unlisted funds managed by the Macquarie Group.

The Manager forms part of the division responsible for the majority of the Macquarie Group’s equipment leasing activities. As of December 31, 2011, the Macquarie Group’s equipment leasing division had approximately $12 billion of equipment leases under management for its own account with approximately 950 employees located in North America, Europe, Asia and Australia / New Zealand.

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

In managing the Fund, the Manager has access to the experienced leasing, funds management and other resources of the Macquarie Group. While the directors of the Manager have relevant experience in equipment leasing for the Macquarie Group, the Manager is a newly formed entity which has never previously managed a private or public equipment leasing fund or program.

Industry

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive. The Fund anticipates doing business in the U.S. as well as in foreign jurisdictions. The following figures as published by World Leasing Yearbook 2011 and Euromoney Yearbooks as of 2009, provide an overview of features of the equipment leasing industry:

•	Annual world leasing volume is in excess of $557 billion.

•	North America comprises approximately 34.2% of annual world leasing volume, Europe 37.9% and Asia 20.2%.

•

The top 15 countries, measured by way of annual leasing volume (in parentheses), are as follows: U.S. ($174 billion), Germany ($55 billion), Japan ($53 billion), China ($41 billion), France ($32 billion), Italy ($27 billion), Brazil ($23 billion), United Kingdom ($15 billion), Canada ($13 billion), Russia ($9 billion), Sweden ($8 billion) Spain ($8 billion), the Netherlands ($8 billion), Poland ($7 billion) and South Korea ($6 billion).

•	Since 1988, the global aggregate annual leasing volume has grown from $194 billion to over $557 billion.

The Fund operates across a number of segments within the equipment leasing industry. The equipment leasing industry and its participants may be categorized in numerous ways. These categories often overlap. The Fund is primarily a global leasing company with a focus on providing primarily non-full payout (operating) leases to mainly corporate clients across numerous equipment classes, although it has and will continue to enter into small ticket type transactions. Its returns are influenced by competitive conditions existing within the equipment leasing industry, including general economic conditions and its ability to provide lease pricing which is attractive versus competitors.

Existing Portfolio – Status Report

The Fund commenced leasing activities in March 2010. As at December 31, 2011, our portfolio is represented by the investments as described below, aggregating to a total investment amount of $51.49 million. The Fund did not dispose of any assets during the year ended December 31, 2011. As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2011	2010
Aviation	81%	70%
Technology	*	23%
Electronics	13%	* *
Retirement Community/ Assisted Living	*	*

*	Less than 10%
**	Not in existence

Equipment Leasing Activities

The Fund has acquired a diversified portfolio of equipment. The following tables set forth the transactions entered into by the Fund from inception through to December 31, 2011 and the types of asset financed:

Industry	Asset Types	Purchase Price	Percentage of Total Acquisitions
Aviation	Aircraft Engines	$31,838,321	62%
Aviation	Aircraft	9,758,734	19%
Electronics	Semi Conductor Tools	383,898	1%
Electronics	Semi Conductor Manufacturing	6,400,800	12%
Technology	Self – scanning kiosks	2,097,353	4%
Retirement Community/ Assisted Living	Furniture	1,012,842	2%

		$51,491,948

During the year ended December 31, 2011 and for the period from March 24, 2010 (the date the Fund made its first leasing investment) through December 31, 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing revenues as follows:

	Percentage of Total Leasing Revenues
Asset Types	2011	2010
Aircraft Engines	*	60%
Self-scanning Kiosks	12%	34%
Aircraft	45%	**
Semiconductor Manufacturing	29%	**
Semiconductor Tools	*	**
Furniture	*	*

*	Less than 10%
**	Not in existence

These percentages are not expected to be comparable in future periods.

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

Not Applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Fund does not own or lease any real property, plant or material physical properties other than the equipment that may be held for lease or resale from time to time as contemplated in Item 1 of this annual report on Form 10-K.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There are certain material conditions and restrictions on the transfer of Shares imposed by the terms of the Fund’s operating agreement between the Fund and the Manager. Consequently, there is no public market for Shares and it is not anticipated that a public market for Shares will develop.

Members

As of December 31, 2011, the Fund had a total of 1,962 members.

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $2,164,843 for the year ended December 31, 2011.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice. Each distribution may contain a return of capital.

Use of Proceeds from Registered Securities

We registered 15,800,000 shares of limited liability company interest (SEC File No. 333-154278, effective June 19, 2009), of which we registered 15,000,000 shares at $10.00 per share to be offered to the public in a primary offering and 800,000 shares offered to our investors pursuant to our DRP at $9.00 per share. This excludes an initial 500 shares issued to the Manager. The Fund is currently in its offering period, which commenced on June 19, 2009 and is anticipated to end in March 2012.

From inception through February 15, 2012, we received capital contributions in the amount of $69,988,042, net of offering costs. From inception through February 15, 2012, we have paid or accrued sales commissions to third parties of $5,348,382, organization and offering expenses to our Manager of $1,784,150, and dealer manager and selling commissions to Macquarie Capital (USA) Inc. of $1,802,791

As of February 15, 2012 we have used approximately $51.49 million of the offering proceeds to acquire a portfolio of commercial jet aircraft engines, self-serve kiosks, a commercial aircraft, semiconductor manufacturing and testing equipment and various items of furniture and other related equipment. Equipment acquired for the year ended December 31, 2011 is described further under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions.

Share Valuation

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of shares pursuant to our offering or to participate in any future offering of our shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a “per share” estimated value of our shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares is deemed to be $10.00 per share as of December 31, 2011. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

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

Following the termination of the offering of our shares, the estimated value of our shares will be based on the estimated amount that a holder of a share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculate the sum of (i) the fair market value of our leases, equipment held for sale or lease, and other assets, and (ii) our cash on hand. From this amount, we then subtract our total debt outstanding and other liabilities and then divide that sum by the total number of shares outstanding.

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

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Fund’s current financial position and results of operations. This discussion should be read together with the Fund’s financial statements contained under Item 8 of this annual report on Form 10-K.

Overview

The Fund is a Delaware limited liability company formed on August 21, 2008. The Fund anticipates that its operations will continue for at least eight years from June 19, 2009.

The Fund’s operations are divided into three phases. The first phase, called the “offering period,” will last for 33 months from June 19, 2009. The Fund is currently in this phase. During this period, member’s capital is being raised and investments are being made by the Fund. As of December 31, 2011, the Fund has received and accepted cumulative subscriptions for 7,109,357 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $62,357,789, net of offering costs, including the capital contributions from the Manager. The second phase, called the “operating period,” is anticipated to last for 51 months from the end of the offering period, but may last longer. During this period, the Fund will invest and re-invest in equipment, equipment leases and other equipment-related transactions. The third phase, called the “liquidation period,” is anticipated to last one year from the end of the operating period, but not more than three years from the end of the operating period. During this period, the Fund will dispose of the remainder of its portfolio and make final distributions to its members.

The Fund is managed by its Manager, Macquarie Asset Management Inc., a member of the Macquarie Group of companies.

Recent Transactions

We engaged in the following transactions during 2011:

Commercial Jet Aircraft Engines

In October 2011, the Fund entered into a sale and leaseback arrangement with a leading Dubai airline over two new CFM56-7B aircraft jet engines (“Engines”) to power the airline’s fleet of 737NG aircraft. The Engines are on lease for a 108 month period. The purchase price for the Engines, including the estimated initial direct costs, was $25,338,321. The first engine was delivered in October 2011, and the second engine was delivered in December 2011. Rentals will be received by the Fund monthly in U.S. dollars. At the end of the lease term, the lessee may return the Engines, purchase them at their then fair market value, or continue to rent them, however, given the remaining life of the Fund, it is expected that the Fund will sell the leases before the lease end date. Certain maintenance reserves will also accrue to the Fund in the form of two irrevocable Letters of Credit. No leverage was used to finance this acquisition by the Fund.

Commercial Aircraft

In March 2011, the Fund entered into an agreement to purchase a 2002 vintage Bombardier CRJ-700ER aircraft (“the Aircraft”). The Aircraft is fitted with two General Electric engines and has a maximum range with 70 passengers of 1,732 nautical miles. The Aircraft is on lease until April, 2014 to an airline which is wholly owned by the Government of India and will be used by the airline for its domestic routes in India. The purchase price for the aircraft, including the estimated initial direct costs was $9,758,734. The Fund also inherited the related maintenance reserve of $1,236,497, which is recorded as a liability on the Balance Sheet. No leverage was used to finance this acquisition by the Fund. Rentals will be received by the Fund monthly in U.S. dollars. At the end of the lease term, the lessee may return or continue to rent the equipment. In addition to the inherited maintenance reserve balance, the Fund is entitled to receive additional rentals based on the usage of the aircraft during the lease term. Cash received for the additional rentals is presented as Restricted Cash in the Fund’s Balance Sheet and will be used to reimburse the lessee for the maintenance of the aircraft.

Semiconductor Tool Portfolio

In July 2011, the Fund acquired a new ETS-364B Test System, being an item of semiconductor testing equipment manufactured by Teradyne. This equipment is on lease to the U.S. subsidiary of a semiconductor manufacturing company for a 36 month period and equipment will be used in the client’s facilities in the U.S. The purchase price for the equipment, including the initial direct costs was $383,898. No leverage was used to finance this acquisition by the Fund. Rentals are paid monthly. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or request to purchase the equipment for its then fair market value.

In September 2011, the Fund acquired eleven semiconductor manufacturing tools of various makes, on lease to a major global manufacturer of semiconductor products for a 10 month period. These tools, which are located in the U.S., are used in the manufacture of memory storage components including DRAM, NAND Flash and NOR Flash memory used in leading edge computing, consumer, networking, embedded and mobile products. At the time of purchase, these tools were approximately four years old. The tools, together with rights under the associated lease, were purchased from a major equipment financier in the U.S., via an affiliate of the Manager. The purchase price for the equipment, including the estimated initial direct costs was $6,400,800. No leverage was used to finance this acquisition by the Fund. Rentals are paid quarterly, with four rental payments to be received during the initial lease term. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or request to purchase the equipment for its then fair market value.

Retirement Community Equipment

During the first quarter of 2011, the Fund acquired additional items of furniture, office and other related equipment for use in model display apartments and administrative offices. This equipment is on lease to the operator of senior housing and retirement communities for a period between 36-38 months. The purchase price for the equipment, including the estimated initial direct costs was $166,972. No leverage was used to finance this acquisition by the Fund. Rentals are received quarterly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

During the second quarter of 2011, the Fund acquired items of office equipment for use in the administrative offices of an existing client. The client is a leading U.S. owner and operator of senior housing and retirement communities, and the equipment is on lease for a period of 39 months. The purchase price for the equipment, including the estimated initial direct costs was $58,045. No leverage was used to finance this acquisition by the Fund. Rentals are to be received quarterly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

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

Results of Operations for the Year Ended December 31, 2011

Revenue earned for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, totaled $3,930,370, $226,924 and $0, respectively, which primarily represent lease and participating interest income. Expenses incurred for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, totaled $3,295,939, $1,156,878 and $410, respectively, which primarily related to the Fund’s operating expenses and depreciation charges against leased equipment. Refer to ‘Recent Transactions’ for further detail.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2011 and December 31, 2010, the Fund had cash and cash equivalents of $10,328,871 and $8,970,075, respectively. Cash and cash equivalents as December 31, 2011 primarily represent uninvested capital contributions from our members. The Fund’s cash is held at a financial institution.

We are offering our shares with the intention of raising up to $157,200,000. As additional shares are sold, we have experienced a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to make investments. We have used the net proceeds of the offering to acquire a diversified portfolio of equipment and equipment leases. We may also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage, such as trading transactions, residual value guarantees, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options and joint ventures.

Our offering period ends on March 19, 2012. Although we had intended to raise up to $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period, we do not presently anticipate raising that full amount. The rate of our capital raising has been impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We anticipate that our total capital raise will amount to between $85,000,000 and $100,000,000. We believe that this amount is sufficient to meet our investment objectives. This anticipated amount is subject to change, and may be higher or lower than we currently expect.

As of December 31, 2011, the Fund has received and accepted cumulative subscriptions for 7,109,357 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $62,357,789, net of offering costs, including the capital contributions from the Manager. As of December 31, 2011 the Fund has 1,962 members. For the period from the commencement of operations through December 31, 2011, we have paid or accrued sales commissions to third parties of $4,774,826 and dealer manager fees to Macquarie Capital (USA) Inc. of $1,611,880. In addition, due diligence and organizational and offering expenses of $1,626,235 were paid or incurred by the Fund.

Cash Flows

The following table sets forth summary cash flow data for the years ended December 31, 2011, and December 31, 2010:

	December 31, 2011	December 31, 2010
Net cash (used in) provided by:
Operating activities	$2,070,889	$(23,466)
Investing activities	(42,971,751)	(8,942,742)
Financing activities	42,259,658	17,931,809

Net increase in cash and cash equivalents	$1,358,796	$8,965,601

See the Statements of Cash Flows included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided/(used) by operating activities of $2,070,889 and $(23,466) for the years ended December 31, 2011 and December 31, 2010, respectively, primarily relates to a significant increase in finance and rental income from the assets on lease. Consistent with the growth of the size of the portfolio was an increase in administrative charges related to the management of such assets.

Investing Activities

Cash used in investing activities of $42,971,751 and $8,942,742 for the years ended December 31, 2011 and December 31, 2010, respectively, relates to the purchase of equipment as part of our investing activities.

Financing Activities

Cash provided by financing activities of $42,259,658 for the year ended December 31, 2011 primarily relates to sale of shares in the amount of $48,516,347, which was partially offset by sales and offering expenses paid in the amount of $5,572,760 and cash distributions to members in the amount of $2,164,843. Cash provided by financing activities of $17,931,809 for the year ended December 31, 2010, primarily relates to sale of shares in the amount of $20,752,144, which was partially offset by sales and offering expenses paid in the amount of $2,351,369 and cash distributions to members in the amount of $496,916.

Sources of Liquidity

Cash generated from the sale of shares pursuant to our offering have to date been the most significant source of liquidity during our offering period. We believe that cash generated from the sale of shares pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient, barring unexpected events, to finance our liquidity requirements for the foreseeable future, including distributions to our members, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Financings and Borrowings

The Fund may incur indebtedness in purchasing its portfolio. During periods of general illiquidity in financial markets, such as existed during 2008 and beyond, it may not be possible for the Manager to source debt on the Fund’s behalf at an appropriate interest rate, on appropriate terms, at appropriate levels or at all. As at December 31, 2011, the Fund had incurred no indebtedness in purchasing its portfolio.

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $ 2,164,843 for the year ended December 31, 2011 and $496,916 for the period ended December 31, 2010.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice. Each distribution may contain both a return on, as well as a return of, capital.

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

Leased Equipment at Cost

Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct costs associated with the leases are included in the leased equipment cost and depreciated over the lease term. The residual values are determined by the Fund’s Manager and are calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, auction data, internal sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators

Revenue recognition

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

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. No impairment charges were deemed necessary as at December 31, 2011 and 2010.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivable by analyzing the borrowers’ creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary as at December 31, 2011 and 2010.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were deemed necessary as at December 31, 2011 and 2010.

Development Stage Enterprise

The Fund complies with the reporting requirements of Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

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

In May 2011, the FASB issued new guidance ASU 2011-4, Fair Value Measurements - amendments to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance, in the first quarter of 2012 is not expected to have a significant impact on the Fund’s financial statements.

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

To date, all of the Fund’s investments are subject to fixed interest rate leases and all are denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk are insignificant at this time to both our financial position and our results of operations. As of December 31, 2011, the Fund has no exposure to derivative financial instruments and has not incurred any debt in the acquisition of its investments, though it is likely to incur debt in the future.

Item 8.	Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Macquarie Equipment Leasing Fund, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Macquarie Equipment Leasing Fund, LLC (a development stage enterprise) at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the period from August 21, 2008 (inception of the Company) to December 31, 2011 and for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 15, 2012

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise )

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$10,328,871	$8,970,075
Restricted cash	1,540,298	—
Participating interest - Future lease income (related party)	695,229	695,229
Net investment in finance lease	295,011	188,673
Lease receivable	527,856	76,722
Maintenance reserve and other receivables	302,802	—

Total Current Assets	13,690,067	9,930,699

Non-current Assets
Participating interest - Residual value (related party)	3,823,018	3,823,018
Participating interest - Future lease income (related party)	1,087,000	1,623,662
Net investment in finance lease	455,273	485,582
Leased equipment at cost (net of accumulated depreciation of $2,058,143 and $56,877, respectively)	41,920,963	2,040,476

Total Non-current Assets	47,286,254	7,972,738

Total Assets	$60,976,321	$17,903,437

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$311,812	$889,411
Capital contributions received in advance	10,000	41,900
Lease payments received in advance	570,551	28,876
Distribution payable	465,674	135,953
Other payable	174,757	3,220

Total Current Liabilities	1,532,794	1,099,360

Non-current Liabilities
Maintenance reserves	1,647,676	—

Total Non-current Liabilities	1,647,676	—

Total Liabilities	3,180,470	1,099,360

Commitments and Contingencies	—	—

Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 7,109,357 shares as of December 31, 2011 and 2,113,196 shares as of December 31, 2010	58,091,682	17,734,339

Deficit accumulated during development stage	(295,831)	(930,262)

Total Members’ Equity	57,795,851	16,804,077

Total Liabilities and Members’ Equity	$60,976,321	$17,903,437

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Period from August 21, 2008 (inception of the Fund) to	Year Ended
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2009
REVENUE

Participating interest income (related party)	$292,284	$156,362	$135,922	$—
Finance and rental income	3,864,396	3,773,607	90,789	—
Other income	614	401	213	—

Total revenue	4,157,294	3,930,370	226,924	—

EXPENSES

Operating expenses (related party)	1,359,968	509,838	850,130	—
Acquisition fees (related party)	195,000	—	195,000	—
Management fees (related party)	289,083	256,940	32,143	—
Depreciation	2,058,143	2,001,266	56,877	—
Other expenses	551,149	527,895	22,728	410

Total expenses	4,453,343	3,295,939	1,156,878	410

Net (loss) income before income taxes	(296,049)	634,431	(929,954)	(410)

Income tax benefit	218	—	—	170

Net (loss) income	$(295,831)	$634,431	$(929,954)	$(240)

Basic and diluted (loss) gain per share	$(0.18)	$0.14	$(0.93)	$(0.14)

Weighted average number of shares outstanding: basic and diluted	1,612,283	4,424,606	994,634	500

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Period from August 21, 2008 (inception of the Fund) to	Year Ended
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2009
Cash flow from operating activities:
Net (loss) income	$(295,831)	$634,431	$(929,954)	$(240)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	2,058,143	2,001,266	56,877	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	(1)	(864,795)	864,794	—
Equipment lease receivable	(527,856)	(451,134)	(76,722)	—
Net investment in finance lease	262,558	233,333	29,225	—
Taxes receivable (related party)	—	—	218	(170)
Other receivable	(195,423)	(195,423)	—	—
Other payable	174,756	171,536	3,220	—
Lease payments received in advance	570,551	541,675	28,876	—

Net cash provided by (used in) operating activities	2,046,897	2,070,889	(23,466)	(410)

Cash flow from investing activities:

Payment for participating interest - Residual value and Future lease income (related party)	(6,500,000)	—	(6,500,000)	—
Proceeds from participating interest - Future lease income (related party)	894,753	536,662	358,091	—
Purchase of equipment	(43,756,106)	(41,658,753)	(2,097,353)	—
Investment in capital leased asset	(1,012,842)	(309,362)	(703,480)	—
Restricted cash	(1,540,298)	(1,540,298)	—	—

Net cash used in investing activities	(51,914,493)	(42,971,751)	(8,942,742)	—

Cash flow from financing activities:

Proceeds from issuance of shares	69,273,491	48,516,347	20,752,144	—
Payment of offering related expenses	(7,924,129)	(5,572,760)	(2,351,369)	—
Distribution paid to members	(2,661,759)	(2,164,843)	(496,916)	—
Capital contributions received in advance	10,000	(31,900)	41,900	—
Repurchase of shares	(41,434)	(27,484)	(13,950)	—
Maintenance reserves	1,540,298	1,540,298	—	—

Net cash provided by financing activities	60,196,467	42,259,658	17,931,809	—

Net increase in cash and cash equivalents	10,328,871	1,358,796	8,965,601	(410)

Cash and cash equivalents, beginning of the period	—	8,970,075	4,474	4,884

Cash and cash equivalents, end of the period	$10,328,871	$10,328,871	$8,970,075	$4,474

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Issuance of shares under distribution reinvestment plan	$1,138,673	$997,292	$141,381	$—
Accrued purchase of equipment and investment in capital leased asset	$223,000	$223,000	$—	$—
Accrued offering cost	$88,812	$88,812	$24,617	$—
Maintenance reserve receivable	$107,379	$107,379	$—	$—

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Period from August 21, 2008 (inception of the Fund) to December 31, 2011

	Members’ shares	Additional members’ equity (1)	Managing member’s equity	Total
Opening balance - August 21, 2008	—	$—	$—	$—
Issuance of members’ shares	6,987,359	67,768,491	1,505,000	69,273,491
Issuance of members’ shares - Distribution Reinvestment Plan	126,520	1,138,673	—	1,138,673
Offering - related expenses	—	(7,925,312)	(87,629)	(8,012,941)
Repurchase of shares	(4,522)	(41,434)	—	(41,434)
Distribution to members	—	(4,059,085)	(207,022)	(4,266,107)
Accumulated net loss	—	(204,610)	(91,221)	(295,831)

Balance at December 31, 2011	7,109,357	$56,676,723	$1,119,128	$57,795,851

(1)	Additional members represent all members other than the Managing member.

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

The Fund filed Post-Effective Amendment No. 5 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on December 16, 2011. The Fund is considered to be a development stage enterprise as limited operations have commenced since its first effectiveness order received on June 19, 2009. The Manager made an initial capital contribution of $5,000. The Manager made additional capital contributions to the fund on March 31, 2010 and June 22, 2010 for $500,000 and $1,000,000, respectively. The Fund is offering membership interests with the intention of raising up to $157,200,000 of equity. The Fund expects the share offering period to last until March 19, 2012.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. For the period from inception through December 31, 2011, the Fund has received and accepted cumulative subscriptions for 7,109,357 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $62,357,789 net of offering costs, including the capital contributions from the Manager.

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

Leased Equipment at Cost

Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct cost associated with the leases are included as cost of the component and depreciated over the lease term. The residual values are determined by the Fund’s Manager and are calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, auction data, internal sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

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

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. No impairment charges were deemed necessary as at December 31, 2011 and 2010.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivable by analyzing the borrowers’ creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary as at December 31, 2011 and 2010.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were deemed necessary as at December 31, 2011 and 2010.

Development Stage Enterprise

The Fund complies with the reporting requirements of Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

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

In May 2011, the FASB issued new guidance ASU 2011-4, Fair Value Measurements - amendments to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance, in the first quarter of 2012 is not expected to have a significant impact on the Fund’s financial statements.

Reclassifcations

Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

3. PARTICIPATING INTEREST (RELATED PATY)

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

The Fund has paid MBL $6,500,000 (approximately 10% of the transaction value). The Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value. The $6,500,000 investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

1) Participating Interest—Engine residual value: Representing the present value of the residual engine value as of the time of investment. The recognition of the asset upon investment is in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party for an acquisition of the residual value in leased assets by a third party. This asset is tested for impairment as in accordance with ASC 360-10-35 Subsequent Measurement. To date, no losses have been recorded.

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

4. LEASED EQUIPMENT AT COST

In October 2010, the Fund acquired 451 new NCR Self-Serv kiosks (customer self-service terminals). These customer self-service terminals are on lease to a leading U.S. retailer for a period of 59 months and will be used in the retailer’s stores across the U.S. The retailer is an existing client of an entity affiliated with the Fund’s Manager. The acquisition of the equipment was facilitated by the entity affiliated with the Fund’s manager purchasing the equipment and then simultaneously selling it to the Fund. The purchase price for the equipment, including the estimated initial direct costs was $2,097,353, paid directly by the Fund to the manufacturer of the equipment. The Fund also paid acquisition fees to its Manager for this transaction. No leverage was used to finance this acquisition by the Fund. Rentals of $38,361 are paid monthly and at the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

In March 2011, the Fund entered into an agreement to purchase a 2002 vintage Bombardier CRJ-700ER aircraft (“the Aircraft”). The Aircraft is on lease until April 2014 to an airline which is wholly owned by the Government of India and will be used by the airline for its domestic routes in India. The purchase price for the aircraft, including the estimated initial direct costs was $9,758,734. The Fund also inherited the related maintenance reserve of $1,236,497, which is recorded as a liability on the Balance Sheet. No leverage was used to finance this acquisition by the Fund. At the end of the lease term, the lessee may return or continue to rent the equipment. Rentals of $181,000 are received monthly by the Fund. In addition to the inherited maintenance reserve balance, the Fund is entitled to receive additional rentals based on the usage of the aircraft during the lease term. Cash received for the additional rentals is presented as restricted cash in the Fund’s Balance Sheet and will be used to reimburse the lessee for the maintenance of the aircraft.

In July 2011, the Fund acquired an ETS-364B Test System, an item of semiconductor testing equipment manufactured by Teradyne, Inc. This equipment is on lease to the U.S. subsidiary of a semiconductor manufacturing company headquartered in Germany. The lease is for 36 months and the equipment will be used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $383,898. No leverage was used to finance this acquisition by the Fund. The first rental was $92,729, including an amount of revenue which will be deferred for accounting purposes. For the subsequent monthly rental periods, rentals of $8,211 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease will be recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

In September 2011, the Fund entered into a sale and assignment agreement with Macquarie Electronics USA Inc. (“MEUI”), a member of the Macquarie group of companies, to acquire semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products. The remaining term of the lease is for 10 months and the equipment will be used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $6,400,800. No leverage was used to finance this acquisition by the Fund. The first rental was $699,129, including an amount of revenue which will be deferred for accounting purposes. For the subsequent quarterly rental periods, rentals of $699,129 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease will be recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

In October 2011, the Fund agreed to enter into a sale and leaseback arrangement with a leading Dubai airline over two new CFM56-7B aircraft jet engines (“Engines”) to power the airline’s fleet of 737NG aircraft. The Engines are on lease for a 108 month period. The purchase price for the Engines, including the estimated initial direct costs was $25,338,321. No leverage was used to finance this acquisition by the Fund. The first engine was delivered in October 2011, and the second engine was delivered in December 2011. Rentals of $186,131 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the Engines, purchase them at their then fair market value, or continue to rent them. No leverage was used to finance this acquisition by the Fund.

Leased equipment at cost consisted of the following:

	December 31, 2011	December 31, 2010
Aircraft engines	$25,338,321	$—
Aircraft	9,758,734	—
Semiconductor Tools	6,400,800	—
Self-serve checkout equipment	2,097,353	2,097,353
Semiconductor Equipment	383,898	—
Less: Accumulated depreciation	(2,058,143)	(56,877)

	$41,920,963	$2,040,476

Annual minimum future rentals receivable over the next 5 years consist of the following:

For the year ending December 31, 2012	$6,890,552
For the year ending December 31, 2013	4,964,438
For the year ending December 31, 2014	3,466,394
For the year ending December 31, 2015	2,578,823
For the year ending December 31, 2016	2,233,572
Thereafter	8,562,357

$28,696,136

The Fund is exposed to risks under these transactions, including risk associated with a leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that their clients will fail to meet their contractual obligations, a risk of loss to the Fund exists should a client fail to meet its payment obligations under the lease. As at December 31, 2011 and December 31, 2010, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund entered into a lease agreement with a U.S. owner and operator of senior housing and retirement communities, to provide various items of furniture and other related equipment for use in model display apartments and office equipment for use in the administrative offices. To date, $1,012,843 has been purchased which is subject to leases of between 36 and 39 months. For the assets acquired and leased out during the year ended December 31, 2011, the quarterly rentals are $5,410, $7,861 and $15,481 and for the asset acquired and leased out during the year ended 31 December 2010, the monthly rental is $21,646. No leverage was used to finance the above acquisitions by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Net investment in finance lease (current and non-current) consisted of the following:

	December 31, 2011	December 31, 2010
Minimum lease payments receivable	$761,512	$735,949
Estimated residual values of leased property (unguaranteed)	109,398	72,354
Less: Unearned income	(120,626)	(134,048)

Net investment in finance lease	$750,284	$674,255

Unearned income is recognized over the term of the lease. Annual minimum future rentals receivable over the next 5 years consist of the following:

For the year ending December 31, 2012	$374,753
For the year ending December 31, 2013	331,464
For the year ending December 31, 2014	55,295
For the year ending December 31, 2015	—
For the year ending December 31, 2016	—

$761,512

The Fund is exposed to risks under this transaction, including risk associated with the leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet its contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. As at December 31, 2011 and December 31, 2010, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

The Fund will pay the Manager and its affiliate’s fees for operating services performed during the offering period and on an ongoing basis once the Fund has commenced operations, including:

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

For the years ended December 31, 2011 and December 31, 2010, the Fund has accrued, in commissions and fees payable (related party) in the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Year Ended
Entity	Capacity	Description	December 31, 2011	December 31, 2010
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$1,069,406	$510,536
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$1,088,101	$523,779
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$46,293	$—
Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$1,208,716	$276,381
Maquarie Asset Management Inc.	Manager	Management fee (3)	$256,940	$32,143
Maquarie Asset Management Inc.	Manager	Operating Expenses (3)	$509,838	$850,130
Maquarie Asset Management Inc.	Manager	Outperformance fee (3)	$31,623	$6,385

(1)	Amount charged directly to member’s equity.
(2)	Amount either charged directly to operations or capitalized and amortized.
(3)	Amount charged directly to operations.

7. EQUITY CONTRIBUTION

As of December 31, 2011, the Fund has received and accepted subscriptions for 7,109,357 shares of Limited Liability Company interest (including the DRP shares and net of repurchase of shares) for $62,357,789, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

8. SUBSEQUENT EVENTS

From January 1, 2012 through February 15, 2012 the Fund has raised and accepted additional cumulative subscription for 865,546 shares of limited liability company interest for $7,630,251, net of offering cost.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment; it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Fund is a manager-managed limited liability company and has no directors or executive officers. The Fund’s Manager is Macquarie Asset Management Inc. The Fund’s investment decisions will be made by the Manager’s investment committee, which at the date of this annual report on Form 10-K was comprised of David Fahy and Scott Wilson, or by the Manager’s board of directors, which at the date of this annual report on Form 10-K is comprised of David Fahy, Tom O’Neill and James A. Pitts. The Manager and the persons making the Fund’s investment decisions can be contacted at:

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

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	49	Director and President
Tom O’Neill	50	Director and Vice President
James A. Pitts	71	Independent Director
Scott Wilson	31	Member of the investment committee

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

Tom O’Neill, Director and Vice President of the Fund’s manager, joined the Macquarie Group in July 2008 as a Senior Vice President, and is currently head of distribution for the Macquarie Equipment Leasing Fund. As of September 5, 2011, Mr. O’ Neill was appointed as an officer and director of Macquarie Asset Management Inc., the entity serving as fund manager. Prior to joining the Macquarie Group, Mr. O’Neill was employed as Senior Vice President of Operations at Realty Capital Securities, LLC, from October 2007 until July 2008, where he was responsible for overseeing operations, due diligence and product management and at Boston Capital Securities, from August 2003 until June 2007 in a number of roles including Sales Desk Manager, Assistant Vice President, and Vice President, Director of Sales and Operations. From January 1998 until August 2003 he was employed as a Financial Advisor at Merrill Lynch & Co. Mr. O’Neill currently resides west of Boston. He earned a Diploma in Business Studies from the Institute of Technology, Carlow, in Ireland, and holds FINRA securities licenses 7, 63, 24, 99 and 79.

James A. Pitts, Independent Director of our Manager, joined the board of directors of our Manager in March, 2009. Situated in Boston, Mr. Pitts was a Director of Wainwright Bank & Trust Company, a NASDAQ listed community bank, from May 2005 until November 2010, when the bank was sold. Mr. Pitts had been Chair of Wainwright Bank & Trust Company’s Audit Committee since January 2008 and had been a rotating member of its Executive Committee since April 2006. Mr. Pitts served as a Director of the National Association of Corporate Directors New England Chapter and the Chair of its Audit Committee from June of 2005 until June of 2011 at which time he was elected to the organization’s newly formed Senior Advisory Board. During the period of March 2009 until October 2010, Mr. Pitts was the sole independent member of the Advisory Board of Boston Coach, a Fidelity Company. From 1996 to May 2004, Mr. Pitts served as the Chief Financial Officer and Treasurer of The Boston Foundation, a $650 million community foundation, and from June 2004 to August 2004, Mr. Pitts served as the Chief Investment Officer and Treasurer of The Boston Foundation. From 1988 to 1996, Mr. Pitts held positions including Executive Vice President and Chief Financial Officer of Clean Harbors, Inc., a NASDAQ listed environmental disposal and service firm, as well as Chief Financial

Officer of Bain and Company, an international consulting firm. Prior to that time, Mr. Pitts also held senior financial roles in publicly traded multinational corporations where he held wide responsibilities for SEC reporting, financial statement preparation, internal audit, risk management and compliance and regulatory matters. In his roles as Chief Financial Officer, Mr. Pitts has reviewed and overseen various equipment leasing transactions. Mr. Pitts holds a MBA from the University of Connecticut and a BBA from Niagara University, New York. Mr. Pitts is a Certified Public Accountant and holds a Certificate of Director Education.

Scott Wilson, member of our manager’s investment committee, joined the Macquarie Group in April 2007. Based in New York and in frequent attendance at our manager’s office in Boston, Mr. Wilson has advised various Macquarie Group companies on numerous successful acquisitions of lease equipment, portfolios, and leasing companies, including Macquarie Group’s acquisition of CIT Systems Leasing in December 2007 and of a portfolio of commercial jet aircraft from ILFC in April 2010. Mr. Wilson is part of the Macquarie Group’s Corporate and Asset Finance Division in the USA. Prior to joining Macquarie, Mr. Wilson was employed at Procter & Gamble in Sydney and Melbourne, Australia in a range of corporate finance roles. Mr. Wilson holds a Bachelor of Engineering from the University of Melbourne.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Fund is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

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

Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the period from August 21, 2008 (Date of Inception) through December 31, 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 6 thereof, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) Upon our formation, we were initially capitalized by our Manager’s purchase of 500 of our shares at $10.00 per share ($5,000). In March and June of 2010, our Manager purchased an additional 53,763 and 107,527 of our shares at $9.30 per share ($1,500,000). As of December 31, 2011, our Manager owned approximately 2% of our shares. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(c) As of December 31, 2011, no directors or officers of our Manager own any of our equity securities.

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

During the years ended December 31, 2011 and 2010, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Audit fees	$148,750	$159,430
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—

	$148,750	$159,430

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Fund’s annual financial statements and the review of the financial statements included in the Fund’s quarterly reports on Form 10-Q. Audit fees for 2011 of $148,750 was calculated on an accrual basis. Audit fees also represent costs incurred pursuant to the Fund’s registration statement on Form S-1.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements contained in Item 8 of this annual report on Form 10-K and schedule listed in the accompanying exhibit index are filed as part of this report.

(b) Exhibits

Exhibit No.	Description

3.1	Certificate of Formation (1)

3.2	Amended and Restated Limited Liability Company Agreement (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager †

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Manager †

32.1	Section 1350 Certification of President of the Manager and Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer †

101.0	The following materials from the Annual Report on Form 10-K of Macquarie Equipment Leasing Fund, LLC for the year ended December 31, 2011, filed on February 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Statement of Operations for the period from August 21, 2008 (inception of the Fund) to December 31, 2011 and the years ended December 31, 2011, 2010 and 2009, (iii) the Statements of Cash Flows for the period from August 21, 2008 (inception of the Fund) to December 31, 2011 and the years ended December 31, 2011, 2010 and 2009 (iv) the Statements of Changes in Members’ Equity for the period from August 21, 2008 (inception of the Fund) to December 31, 2011 and (v) the Notes to Financial Statements (2).

(1)	Incorporated by reference to the Fund’s Registration Statement on Form S-1 (No. 333-154278), as amended.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Filed herewith.

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

Signature	Title	Date

/S/ DAVID FAHY	President of the Manager and Principal Executive Officer of Registrant.	February 15, 2012
David Fahy

/S/ FRANK V. SARACINO	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant	February 15, 2012
Frank V. Saracino

/S/ TOM O’NEILL	Director and Vice President of the Manager of the Fund	February 15, 2012
Tom O’Neill