Form 10-Q
period 2012-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2012-05-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

There were 9,653,595 shares of limited liability company membership interests outstanding at May 15, 2012.

MACQUARIE EQUIPMENT LEASING FUND, LLC

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$31,610,243	$10,328,871
Restricted cash	1,602,713	1,540,298
Participating interest - Future lease income (related party)	—	695,229
Net investment in finance lease	305,069	295,011
Lease receivable	1,432,618	527,856
Maintenance reserve and other receivables	231,399	302,802
Receivables (related party)	7,299,716	—

Total Current Assets	42,481,758	13,690,067

Non-current Assets
Participating interest - Residual value (related party)	—	3,823,018
Participating interest - Future lease income (related party)	—	1,087,000
Net investment in finance lease	375,128	455,273
Leased equipment at cost (net of accumulated depreciation of $3,210,977 and $2,058,143, respectively)	40,768,129	41,920,963

Total Non-current Assets	41,143,257	47,286,254

Total Assets	$83,625,015	$60,976,321

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$163,990	$311,812
Capital contributions received in advance	—	10,000
Deferred finance and rental income	337,628	570,551
Distribution payable	609,245	465,674
Other payable	89,725	174,757

Total Current Liabilities	1,200,588	1,532,794

Non-current Liabilities
Maintenance reserves	1,831,307	1,647,676

Total Non-current Liabilities	1,831,307	1,647,676

Total Liabilities	$3,031,895	$3,180,470

Commitments and Contingencies	—	—

Members’ Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,590,116 shares as of March 31, 2012 and 7,109,357 shares as of December 31, 2011, net of repurchases	78,382,016	58,091,682
Accumulated surplus (deficit)	2,211,104	(295,831)

Total Members’ Equity	80,593,120	57,795,851

Total Liabilities and Members’ Equity	$83,625,015	$60,976,321

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended
	March 31, 2012	March 31, 2011

REVENUE

Participating interest income (related party)	$36,637	$42,932
Finance and rental income	2,142,641	255,338
Gain on sale of participating interest (related party)	1,859,964	—
Other income	—	401

Total revenue	4,039,242	298,671

EXPENSES

Operating expenses (related party)	145,363	123,200
Management fees (related party)	109,958	25,045
Depreciation	1,152,834	129,170
Other expenses	124,152	86,160

Total expenses	1,532,307	363,575

Net income (loss)	$2,506,935	$(64,904)

Basic and diluted gain (loss) per share	$0.30	$(0.03)

Weighted average number of shares outstanding: basic and diluted	8,299,816	2,584,605

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter ended
	March 31, 2012	March 31, 2011
Cash flow from operating activities:

Net income (loss)	$2,506,935	$(64,904)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,152,834	129,170
Gain on sale of participating interest	(1,859,964)	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	40,922	56,523
Lease receivable	(904,762)	76,722
Net investment in finance lease	70,088	41,456
Prepayment (related party)	—	(1,918)
Other receivable	192,618	—
Other payable	(85,032)	65,714
Deferred finance and rental income	(232,923)	61,716

Net cash provided by operating activities	880,716	364,479

Cash flow from investing activities:

Proceeds from participating interest - Future lease income (related party)	165,495	130,324
Purchase of equipment	(223,000)	(9,698,934)
Investment in capital leased asset	—	(166,009)
Restricted cash	(62,415)	(1,236,497)

Net cash used in investing activities	(119,920)	(10,971,116)

Cash flow from financing activities:

Proceeds from issuance of shares	24,002,606	8,495,418
Payment of offering related expenses	(2,554,654)	(1,053,048)
Distribution paid to members	(979,791)	(311,818)
Capital contributions received in advance	(10,000)	694,800
Repurchase of shares	—	(4,000)
Maintenance reserves	62,415	1,236,497

Net cash provided by financing activities	20,520,576	9,057,849

Net increase (decrease) in cash and cash equivalents	21,281,372	(1,548,788)

Cash and cash equivalents, beginning of the period	10,328,871	8,970,075

Cash and cash equivalents, end of the period	$31,610,243	$7,421,287

Supplemental disclosures of cash flow information

Non cash investing and financing activities

Issuance of shares under distribution reinvestment plan	$500,092	$130,810

Accrued purchase of equipment and investment in capital leased asset	$—	$60,890
Accrued offering cost	$123,067	$—
Maintenance reserve receivable	$228,594	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

	Members’ shares	Additional members’ equity (1)	Managing member’s equity	Total

Balance at December 31, 2011	7,109,357	$56,676,723	$1,119,128	$57,795,851
Issuance of members’ shares	2,425,194	24,002,606	—	24,002,606
Issuance of members’ shares - Distribution Reinvestment Plan	55,566	500,092	—	500,092
Offering - related expenses	—	(2,588,910)	—	(2,588,910)
Distribution to members	—	(1,591,185)	(32,269)	(1,623,454)
Net income	—	2,464,642	42,294	2,506,935

Balance at March 31, 2012	9,590,116	79,463,968	1,129,152	80,593,120

(1)	Additional members represent all members other than the Managing member.

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

The Fund filed Post-Effective Amendment No. 5 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on December 16, 2011. The Manager made an initial capital contribution of $5,000. The Manager made additional capital contributions to the fund on March 31, 2010 and June 22, 2010 for $500,000 and $1,000,000, respectively. The Fund’s offering period ceased on March 19, 2012 and the operating period commenced.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. As at March 31, 2012, the Fund has received and accepted cumulative subscriptions for 9,590,116 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,271,577 net of offering costs, including the capital contributions from the Manager.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Maintenance reserve

Where the lessee is responsible for maintenance and repairs, including major maintenance events over the term of the lease, the lessee pays additional rentals based on the usage of the equipment. This is recognized as a liability on the Fund’s Balance Sheet. As the maintenance is performed, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee. For each maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue when management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. Refer to Note 4, Leased Equipment at Cost for further detail.

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

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded for the quarters ended March 31, 2012 and 2011.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the quarters ended March 31, 2012 and 2011.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the quarters ended March 31, 2012 and 2011.

New Accounting Pronouncements

In May 2011, the FASB issued new guidance ASU 2011-4, Fair Value Measurements—amendments to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance during the quarter did not have a significant impact on the Fund’s financial statements.

In June 2011, the FASB issued new guidance ASU 2011-5, Presentation of Comprehensive Income. This new guidance requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update was effective January 1, 2012, and required retrospective application. The Fund does not have other comprehensive income items and therefore, the adoption of this new guidance during quarter did not have an impact on the Fund’s financial statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. PARTICIPATING INTEREST (RELATED PARTY)

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

The Fund paid MBL $6,500,000 (approximately 10% of the transaction value). The Fund is entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value. The $6,500,000 investment has been bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

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

On September 26, 2011, MBL entered into a conditional sale agreement to sell the engines that the Fund has the participating interest in. The sale was completed on March 29, 30 and 31, 2012. The Fund realized a gain of $1,859,964 from the sale and derecognized the Participating Interest assets. A receivable of $7,299,716 was recorded for the proceeds from the sale. The Fund received payment for the receivable in April, 2012. All agreements with MBL relating to the participating interest have ceased as a result of the sale.

4. LEASED EQUIPMENT AT COST

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

In July 2011, the Fund acquired an ETS-364B Test System, an item of semiconductor testing equipment manufactured by Teradyne, Inc. This equipment is on lease to the U.S. subsidiary of a semiconductor manufacturing company headquartered in Germany. The lease is for 36 months and the equipment will be used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $383,898. No leverage was used to finance this acquisition by the Fund. The first rental was $92,729, including an amount of revenue which will be deferred for accounting purposes. For the subsequent monthly rental periods, rentals of $8,211 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease is recorded as an operating lease with rental income recognized on a straight line basis over the lease term.

In September 2011, the Fund entered into a sale and assignment agreement with Macquarie Electronics USA Inc. (“MEUI”), a member of the Macquarie group of companies, to acquire semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products. The remaining term of the lease is for 10 months and the equipment will be used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $6,400,800. No leverage was used to finance this acquisition by the Fund. The first rental was $699,129, including an amount of revenue which will be deferred for accounting purposes. For the subsequent quarterly rental periods, rentals of $699,129 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease is recorded as an operating lease with rental income recognized on a straight line basis over the lease term.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Leased equipment at cost consists of the following:

	March 31, 2012	December 31, 2011
Aircraft engines	$25,338,321	$25,338,321
Aircraft	9,758,734	9,758,734
Semiconductor Tools	6,400,800	6,400,800
Self-serve checkout equipment	2,097,353	2,097,353
Semiconductor Equipment	383,898	383,898
Less: Accumulated depreciation	(3,210,977)	(2,058,143)

	$40,768,129	$41,920,963

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period April 1 to December 31, 2012	$5,855,076
For the year ending December 31, 2013	4,964,438
For the year ending December 31, 2014	3,466,394
For the year ending December 31, 2015	2,578,823
For the year ending December 31, 2016	2,233,572
Thereafter	8,562,357

$27,660,660

The Fund is exposed to risks under these transactions, including risk associated with a leasing client's creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that their clients will fail to meet its contractual obligations, a risk of loss to the Fund exists should a client fail to meet its payment obligations under the lease. As at March 31, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund entered into a lease agreement with a U.S. owner and operator of senior housing and retirement communities, to provide various items of furniture and other related equipment for use in model display apartments and office equipment for use in the administrative offices. To date, $1,012,843 has been purchased which is subject to leases of between 36 and 39 months. For the assets acquired and leased out during the year ended December 31, 2011, the quarterly rentals are $5,410, $7,861 and $15,481 and for the asset acquired and leased out during the year ended December 31, 2010, the monthly rental is $21,646. No leverage was used to finance the above acquisitions by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Net investment in finance lease (current and non-current) consists of the following:

	March 31, 2012	December 31, 2011
Minimum lease payments receivable	$667,823	$761,512
Estimated residual values of leased property (unguaranteed)	109,398	109,398
Less: Unearned income	(97,024)	(120,626)

Net investment in finance lease	$680,197	$750,284

Annual minimum future rental receivable over the next 5 years consist of the following:

For the year ending December 31, 2012	$281,066
For the year ending December 31, 2013	331,463
For the year ending December 31, 2014	55,294
For the year ending December 31, 2015	—
For the year ending December 31, 2016	—

$667,823

The Fund is exposed to risks under this transaction, including risk associated with the leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet its contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. As at March 31, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For the quarters ended March 31, 2012 and 2011, the Fund has accrued, in commissions and fees payable (related party) in the Fund’s balance sheet, or paid to the Manager or its affiliates the following amounts:

			Quarter ended
Entity	Capacity	Description	March 31, 2012	March 31, 2011

Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$410,293	$208,242
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$540,027	$186,348
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$2,083	$27,918
Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$—	$278,520
Maquarie Asset Management Inc.	Manager	Management fee (3)	$109,958	$25,045
Maquarie Asset Management Inc.	Manager	Operating Expenses (3)	$145,363	$123,200
Maquarie Asset Management Inc.	Manager	Outperformance fee (3)	$14,799	$4,427

(1)	Amount charged directly to members’ equity.
(2)	Amount either charged directly to operations or capitalized and depreciated.
(3)	Amount charged directly to operations.

7. EQUITY CONTRIBUTION

As at March 31, 2012, the Fund has received and accepted subscriptions for 9,590,116 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,271,577 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

8. SUBSEQUENT EVENTS

From April 1, 2012 through May 15, 2012 the Fund raised and accepted additional cumulative subscription for 63,479 shares of limited liability company interest for $570,271, net of offering costs.

On March 31, 2012, the Fund agreed to enter into an arrangement to lease items of furniture and fixtures for use in the administrative offices of an existing client for approximately $0.6 million. The client is a leading U.S. owner and operator of senior housing and retirement communities, and the equipment is on lease for a period of 48 months. The equipment was delivered on April 4, 2012. Rentals are to be received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. No leverage was used to finance this acquisition by the Fund.

On April 24, 2012, the Fund purchased 300 flat bed rail cars for approximately $6.5 million. These rail cars are on lease to the US subsidiary of a leading global manufacturer of wind turbines. The rail cars are on two lease schedules which expire in September and December, 2013. Rent was received by the Fund for the full month of April, and will be received monthly in the future. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. No leverage was used to finance this acquisition by the Fund.

On May 7, 2012, the Fund has agreed to enter into a sale agreement to sell ETS-364B Test System, an item of semiconductor testing equipment to a U.S. Equipment Leasing Company. The Fund is expected to receive a sale consideration of $302,000 which includes the rentals receivable of $32,844. The expected loss on the sale is approximately $43,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 15, 2012, and with our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 15, 2008, as amended (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As at March 31, 2012, the Fund has received and accepted subscriptions for 9,590,116 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,271,577 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs. As of May 15, 2012, the Fund has received and accepted cumulative subscriptions for 9,653,595 shares (including the DRP shares and net of repurchase of shares) for $ 84,841,848, net of offering costs.

Recent Transactions

Sale of participating interest (related party)

On September 26, 2011, Macquarie Bank Limited (“MBL”) entered into a conditional sale agreement to sell the engines that the Fund has the participating interest in. The sale was completed on March 29, 30 and 31, 2012. The Fund realized a gain of $1,859,964 from the sale and derecognized the Participating Interest assets. A receivable of $7,299,716 was recorded for the proceeds from the sale. The Fund received payment for the receivable in April, 2012. All agreements with MBL relating to the participating interest have ceased as a result of the sale.

Results of Operations for the Quarters Ended March 31, 2012 and 2011

Total revenue for the quarter ended March 31, 2012 increased by $3,740,571, as compared to quarter ended March 31, 2011. The increase in revenue was primarily due to finance and rental income on self serve checkout kiosks, furniture and fixture, an aircraft, several semiconductor equipments and aircraft engines which are on lease to various lessees. Also, there is a profit of $1,859,964 on sale of participating interest in the engines.

Total expenses for the quarter ended March 31, 2012, increased by $1,168,732, as compared to quarter ended March 31, 2011. The increase is primarily due to increase in depreciation recognized on assets purchased for various leases. As a result of the foregoing factors, the net income for the quarter ended March 31, 2012 was $2,506,935.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the quarters ended March 31, 2012 and 2011.

	March 31, 2012	March 31, 2011
Net cash (used in) provided by:
Operating activities	$880,716	$364,479
Investing activities	(119,920)	(10,971,116)
Financing activities	20,520,576	9,057,849

Net increase (decrease) in cash and cash equivalents	$21,281,372	$(1,548,788)

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

At March 31, 2012, the Fund had cash and cash equivalents of $31,610,243. The increase from cash provided by operating activities is primarily attributable to cash generated from finance and rental income. Cash from financing activities increased primarily due to proceeds from the issuance of shares during the quarter offset by payment of offering costs and distributions to the members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds will be held in an operating account at Wells Fargo Bank, National Association.

Sources and Uses of Cash

Our offering period ended on March 19, 2012 at which time our operating period commenced. As at March 31, 2012, the Fund has received and accepted cumulative subscriptions for 9,590,116 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,271,577 net of offering costs, including the capital contributions from the Manager. We raised less than the maximum $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period. The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We believe that this amount is sufficient to meet our investment objectives.

As at March 31, 2012, we sold 9,590,116 shares (including the DRP shares and net of repurchase of shares), representing $84,271,577 of capital contributions, net of offering costs. For the period from the commencement of our operations on March 5, 2010 through March 31, 2012, we have paid or accrued sales commissions to third parties of $6,984,888, dealer manager commissions to Macquarie Capital (USA) Inc. of $2,342,818 and due diligence expense to Macquarie Capital (USA) Inc. of $48,377. In addition, organization and offering expenses of $2,148,150 were paid or incurred by us to our Manager or its affiliates during this period.

Sources of Liquidity

Cash generated from our financing activities was our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities (from debt borrowings), as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, new investment opportunities, management fees, equipment maintenance events and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $979,791, net of DRP, for the quarter ended March 31, 2012.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at March 31, 2012.

Critical Accounting Policies and Estimates

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Significant Accounting Policies”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Form 10-Q for financial information and further discussions, for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As at May 15, 2012, we received capital contributions in the amount of $84,841,848, net of offering costs. From inception through to May 15, 2012, we have paid or accrued sales commissions to third parties of $7,016,341, organization and offering expense to our Manager of $2,154,693, and dealer manager, selling commissions and due diligence expense to Macquarie Capital (USA) Inc. of $2,400,636.

As at May 15, 2012 we have used approximately $58.62 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines (sold in March 2012), a 2002 vintage Bombardier CRJ-700ER aircraft , 451 self-serve kiosks on lease to a major U.S. retailer, an ETS-364B semiconductor test system; various items of furniture, office and other related equipments on lease to leading U.S owner and operator of senior housing and retirement communities, semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products, aircraft engines on lease to a leading Dubai based low cost airline and flat bed rail cars to the U.S. subsidiary of a leading global manufacturer of wind turbines.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
Name:	David Fahy
Title:	President of the Manager and Principal Executive
Officer of Registrant

Date: May 15, 2012

By:	/S/ FRANK V. SARACINO
Name:	Frank V. Saracino
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: May 15, 2012

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011, (ii) the Statement of Operations for the Quarters Ended March 31, 2012 and 2011 (Unaudited), (iii) the Statements of Cash Flows for the Quarters Ended March 31, 2012 and 2011 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Quarter Ended March 31, 2012 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1