Form 10-Q
period 2012-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2012-08-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 9,569,446 shares of limited liability company membership interests outstanding at August 14, 2012.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$41,273,666	$10,328,871
Restricted cash	1,712,019	1,540,298
Participating interest - Future lease income (related party)	—	695,229
Net investment in finance lease	448,687	295,011
Lease receivable	858,023	527,856
Maintenance reserve and other receivables	209,039	302,802

Total Current Assets	44,501,434	13,690,067
Non-current Assets
Participating interest - Residual value (related party)	—	3,823,018
Participating interest - Future lease income (related party)	—	1,087,000
Net investment in finance lease	810,818	455,273
Leased equipment at cost (net of accumulated depreciation of $2,201,234 and $2,058,143, respectively)	41,735,684	41,920,963

Total Non-current Assets	42,546,502	47,286,254

Total Assets	$87,047,936	$60,976,321

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$189,047	$311,812
Capital contributions received in advance	—	10,000
Deferred finance and rental income	186,131	570,551
Distribution payable	632,563	465,674
Other payable	62,123	174,757

Total Current Liabilities	1,069,864	1,532,794
Non-current Liabilities
Maintenance reserves	1,918,471	1,647,676

Total Non-current Liabilities	1,918,471	1,647,676

Total Liabilities	$2,988,335	$3,180,470

Commitments and Contingencies	—	—
Members’ Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,620,284 shares as of June 30, 2012 and 7,109,357 shares as of December 31, 2011, net of repurchases	76,733,676	58,091,682
Accumulated surplus (deficit)	7,325,925	(295,831)

Total Members’ Equity	84,059,601	57,795,851

Total Liabilities and Members’ Equity	$87,047,936	$60,976,321

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUE
Participating interest income (related party)	$—	$40,403	$36,637	$83,335
Finance and rental income	2,441,415	682,038	4,584,056	937,376
Gain on sale of participating interest (related party)	—	—	1,859,964	—
Net gain on sale of leased equipment	4,173,733	—	4,173,733	—
Other income	—	—	—	401

Total revenue	6,615,148	722,441	10,654,390	1,021,112

EXPENSES
Operating expenses (related party)	104,478	114,267	249,841	237,467
Management fees (related party)	114,275	45,614	224,233	70,659
Depreciation	1,214,597	290,494	2,367,431	419,664
Other expenses	66,977	107,163	191,129	193,323

Total expenses	1,500,327	557,538	3,032,634	921,113

Net income	$5,114,821	$164,903	$7,621,756	$99,999

Basic and diluted gain per share	$0.53	$0.04	$0.85	$0.03
Weighted average number of shares outstanding: basic and diluted	9,618,679	3,698,624	8,959,247	3,147,312

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities:
Net income	$7,621,756	$99,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,367,431	419,664
Gain on sale of participating interest	(1,859,964)	—
Net gain on sale of leased equipment	(4,173,733)	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	189,520	150,106
Lease receivable	(330,167)	(103,112)
Net investment in finance lease	159,790	104,628
Prepayment (related party)	—	(1,918)
Other receivable	192,836	(3,330)
Other payable	(112,634)	103,421
Deferred finance and rental income	(384,420)	38,361

Net cash provided by operating activities	3,670,415	807,819

Cash flow from investing activities:
Proceeds from participating interest - Future lease income (related party)	165,495	263,176
Proceeds from sale of participating interest (related party)	7,299,716	—
Proceeds from sale of leased equipment	8,734,091	—
Purchase of equipment	(6,965,510)	(9,745,522)
Investment in capital leased asset	(669,010)	(225,016)
Restricted cash	(171,721)	(1,379,743)

Net cash provided by (used in) investing activities	8,393,061	(11,087,105)

Cash flow from financing activities:
Proceeds from issuance of shares	24,411,556	20,352,541
Payment of offering related expenses	(2,725,652)	(2,371,662)
Distribution paid to members	(2,670,252)	(758,525)
Capital contributions received in advance	(10,000)	1,374,046
Repurchase of shares	(296,054)	(22,228)
Maintenance reserves	171,721	1,379,743

Net cash provided by financing activities	18,881,319	19,953,915

Net increase in cash and cash equivalents	30,944,795	9,674,629
Cash and cash equivalents, beginning of the period	10,328,871	8,970,075

Cash and cash equivalents, end of the period	$41,273,666	$18,644,704

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Issuance of shares under distribution reinvestment plan	$703,348	$332,944
Accrued purchase of equipment and investment in capital leased asset	$—	$26,902
Accrued offering cost	$(473)	$5,151
Maintenance reserve receivable	$206,452	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Additional members’ equity (1)	Managing member’s equity
	Members’ shares			Total
Balance at December 31, 2011	7,109,357	$56,676,723	$1,119,128	$57,795,851
Issuance of members’ shares	2,425,194	24,002,606	—	24,002,606
Issuance of members’ shares - Distribution
Reinvestment Plan	55,566	500,092	—	500,092
Offering - related expenses	—	(2,588,910)	—	(2,588,910)
Distribution to members	—	(1,591,185)	(32,269)	(1,623,454)
Net income	—	2,464,642	42,294	2,506,935

Balance at March 31, 2012	9,590,116	$79,463,968	$1,129,152	$80,593,120

Issuance of members’ shares	40,895	408,950	—	408,950
Issuance of members’ shares - Distribution
Reinvestment Plan	22,584	203,256	—	203,256
Offering - related expenses	—	(47,458)	—	(47,458)
Repurchase of shares	(33,311)	(296,054)	—	(296,054)
Distribution to members	—	(1,884,766)	(32,269)	(1,917,035)
Net income	—	5,028,802	86,019	5,114,821

Balance at June 30, 2012	9,620,284	$82,876,699	$1,182,902	$84,059,601

(1)	Additional members represent all members other than the Managing member.

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

The Fund filed Supplement No. 6 to Registration Statement on Form S-1 (the “Registration Statement on Form S-1”) with the Securities and Exchange Commission on February 1, 2012. The Manager made an initial capital contribution of $5,000. The Manager made additional capital contributions to the fund on March 31, 2010 and June 22, 2010 for $500,000 and $1,000,000, respectively. The Fund’s offering period ceased on March 19, 2012 and the operating period commenced.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. As of June 30, 2012, the Fund has received and accepted cumulative subscriptions for 9,620,284 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,540,272 net of offering costs, including the capital contributions from the Manager.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded for the six months ended June 30, 2012 and 2011.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the six months ended June 30, 2012 and 2011.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the six months ended June 30, 2012 and 2011.

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

In June 2011, the FASB issued new guidance ASU 2011-5, Presentation of Comprehensive Income. This new guidance requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update was effective January 1, 2012, and is effective for fiscal years and interim periods beginning after December 15, 2011. The Fund does not have other comprehensive income items and therefore, the adoption of this new guidance during quarter did not have an impact on the Fund’s financial statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. PARTICIPATING INTEREST (RELATED PARTY)

In March 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) a member of the Macquarie Group of companies, to acquire an economic interest of up to 10% ($6,500,000) in a sale leaseback transaction. Pursuant to the participation agreement, the Fund made installment payments to, and receives monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party (“the underlying airline”) which are subject to leases of between 51 to 69 months. MBL pays the Fund approximately 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and approximately 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines have been successfully remarketed. Under a separate agreement, the Fund pays Macquarie Aviation Capital Limited, a member of the Macquarie Group of companies, via its Fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

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

On September 26, 2011, MBL entered into a conditional sale agreement to sell the engines that the Fund has the participating interest in. The sale was completed on March 29, 30 and 31, 2012. The Fund realized a gain of $1,859,964 from the sale and derecognized the Participating Interest assets. The Fund received payment for the receivable of $7,299,716 in April 2012. All agreements with MBL relating to the participating interest have ceased as a result of the sale.

4. LEASED EQUIPMENT AT COST

In July 2011, the Fund acquired an ETS-364B Test System, an item of semiconductor testing equipment manufactured by Teradyne, Inc. This equipment is on lease to the U.S. subsidiary of a semiconductor manufacturing company headquartered in Germany. The lease is for 36 months and the equipment is used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $383,898. No leverage was used to finance this acquisition by the Fund. The first rental was $92,729, including an amount of revenue which will be deferred for accounting purposes. For the subsequent monthly rental periods, rentals of $8,211 are to be received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease is recorded as an operating lease with rental income recognized on a straight line basis over the lease term. On May 7, 2012, the Fund entered into a sale agreement with a U.S. Capital Equipment Leasing Firm to sell the Eagle ETS 364B Test System for $302,000. The Fund received the sales proceeds in May 2012 and realized a loss of $51,267.

In September 2011, the Fund entered into a sale and assignment agreement with Macquarie Electronics USA Inc. (“MEUI”), a member of the Macquarie group of companies, to acquire semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products. The term was for 10 months and the equipment was used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $6,400,800. No leverage was used to finance this acquisition by the Fund. The first rental was $699,129, including an amount of revenue which was deferred for accounting purposes. For the subsequent quarterly rental periods, rentals of $699,129 were received by the Fund. The lease was recorded as an operating lease with rental income recognized on a straight line basis over the lease term. On June 8, 2012, MEUI entered into a sale agreement with the lessee, on behalf of the Fund, to sell the semiconductor equipment for $8,475,000. The Fund received the sales proceeds in June 2012 and realized a gain of $4,225,000.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In April 2012, the Fund purchased 300 flat bed rail cars for $6,742,510 including the initial direct cost. These rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines. The rail cars are on two leases which expire in September and December, 2013 and will be used in the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $108,000 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight line basis over the lease term.

Leased equipment at cost consists of the following:

	June 30, 2012	December 31, 2011
Aircraft engines	$25,338,321	$25,338,321
Aircraft	9,758,734	9,758,734
Semiconductor tools	—	6,400,800
Self-serve checkout equipment	2,097,353	2,097,353
Semiconductor equipment	—	383,898
Flat bed rail cars	6,742,510	—
Less: Accumulated depreciation	(2,201,234)	(2,058,143)

	$41,735,684	$41,920,963

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period July 1 to December 31, 2012	$3,939,754
For the year ending December 31, 2013	6,114,746
For the year ending December 31, 2014	3,477,968
For the year ending December 31, 2015	2,578,823
For the year ending December 31, 2016	2,233,572
Thereafter	8,562,357

$26,907,220

The Fund is exposed to risks under these transactions, including risk associated with a leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that their clients will fail to meet its contractual obligations, a risk of loss to the Fund exists should a client fail to meet its payment obligations under the lease. As at June 30, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund entered into a lease agreement with a U.S. owner and operator of senior housing and retirement communities, to provide various items of furniture and other related equipment for use in model display apartments and office equipment for use in the administrative offices. To date, $1,681,853 has been purchased which is subject to leases of between 36 and 48 months. For the asset acquired and leased out during the six months ended June 30, 2012, the monthly rentals are $18,333 and for the assets acquired and leased out during the year ended December 31, 2011, the quarterly rentals are $5,410, $7,861 and $15,481 and for the asset acquired and leased out during the year ended December 31, 2010, the monthly rental is $21,646. No leverage was used to finance the above acquisitions by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Net investment in finance lease (current and non-current) consists of the following:

	June 30, 2012	December 31, 2011
Minimum lease payments receivable	$1,399,140	$761,512
Estimated residual values of leased property (unguaranteed)	139,432	109,398
Less: Unearned income	(279,067)	(120,626)

Net investment in finance lease	$1,259,505	$750,284

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period July 1 to December 31, 2012	$297,378
For the year ending December 31, 2013	551,465
For the year ending December 31, 2014	275,296
For the year ending December 31, 2015	220,001
For the year ending December 31, 2016	55,000

$1,399,140

The Fund is exposed to risks under this transaction, including risk associated with the leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet its contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. As at June 30, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

For the quarters and six months ended June 30, 2012 and 2011, the Fund has accrued, in commissions and fees payable (related party) in the Fund’s balance sheet, or paid to the Manager or its affiliates the following amounts:

			Quarter ended		Six Months ended
Entity	Capacity	Description	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$6,543	$269,928	$416,837	$478,170
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$9,442	$277,880	$549,469	$464,228
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$19	$10,720	$2,103	$38,638
Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$214,301	$1,691	$214,301	$280,211
Maquarie Asset Management Inc.	Manager	Management fee (3)	$114,275	$45,614	$224,233	$70,659
Maquarie Asset Management Inc.	Manager	Operating Expenses (3)	$104,478	$114,267	$249,841	$237,467
Maquarie Asset Management Inc.	Manager	Outperformance fee (3)	$18,937	$6,489	$33,736	$10,916

(1)	Amount charged directly to member’s equity.
(2)	Amount either charged directly to operations or capitalized and depreciated.
(3)	Amount charged directly to operations.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. EQUITY CONTRIBUTION

As at June 30, 2012, the Fund received and accepted subscriptions for 9,620,284 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,540,272 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

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

The Fund offering was for a total of 15,000,000 Shares for a price of $10.00 per share, subject to certain reductions. The Fund was offering up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Fund’s manager, Macquarie Asset Management Inc. (“Manager”), has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As at June 30, 2012, the Fund has received and accepted subscriptions for 9,620,284 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,540,272 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs. As of August 14, 2012, the Fund has received and accepted (net of redemptions) cumulative subscriptions for 9,569,446 shares (including the DRP shares and net of repurchase of shares) for $84,087,281, net of offering costs.

Recent Transactions

Sale of Semiconductor Equipment.

On May 7, 2012, the Fund entered into a sale agreement with a U.S. Capital Equipment Leasing Firm to sell the Eagle ETS 364B Test System for $302,000. The Fund received the sales proceeds in May 2012 and realized a loss of $51,267.

On June 8, 2012, MEUI entered into a sale agreement with the lessee, on behalf of the Fund, to sell the semiconductor equipment for $8,475,000. The Fund received the sales proceeds in June 2012 and realized a gain of $4,225,000.

Sale of Participating Interest (related party)

On September 26, 2011, Macquarie Bank Limited (“MBL”) entered into a conditional sale agreement to sell the engines that the Fund has the participating interest in. The sale was completed on March 29, 30 and 31, 2012. The Fund realized a gain of $1,859,964 from the sale and derecognized the Participating Interest assets. The Fund received payment for the receivable of $7,299,716 in April 2012. All agreements with Macquarie Bank Limited relating to the participating interest have ceased as a result of the sale.

Rail Car Portfolio

In April 2012, the Fund purchased 300 flat bed rail cars for $6,742,510 including the initial direct cost. These rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines. The rail cars are on two leases which expire in September and December, 2013 and will be used in the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $108,000 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight line basis over the lease term.

Retirement Community Equipment

In April 2012, the Fund acquired additional items of furniture, office and other related equipment for use in model display apartments and administrative offices. This equipment is on lease to the operator of senior housing and retirement communities for 48 months. The purchase price for the equipment, including the estimated initial direct costs was $669,010. No leverage was used to finance this acquisition by the Fund. Rentals of $18,333 are received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Results of Operations for the Quarters and Six Months Ended June 30, 2012 and 2011

Total revenue for the quarter and six months ended June 30, 2012 increased by $5,892,707 and $9,633,278 respectively, as compared to quarter and six months ended June 30, 2011. The increase in revenue is primarily due to gain of $4,225,000 and $1,859,964 realized from the sale of semi conductor equipment and participating interest in the engines respectively and finance and rental income on self serve checkout kiosks, furniture and fixture, an aircraft, aircraft engines and flat bed cars which are on lease to various lessees.

Total expenses for the quarter and six months ended June 30, 2012, increased by $942,789 and $2,111,521 respectively, as compared to quarter and six months ended June 30, 2011. The increase is primarily due to increase in depreciation recognized on assets purchased for various leases. As a result of the foregoing factors, the net income for the quarter and six months ended June 30, 2012 was $5,114,821 and $7,621,756 respectively.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the six months ended June 30, 2012 and 2011.

	June 30, 2012	June 30, 2011
Net cash (used in) provided by:
Operating activities	$3,670,415	$807,819
Investing activities	8,393,061	(11,087,105)
Financing activities	18,881,319	19,953,915

Net increase in cash and cash equivalents	$30,944,795	$9,674,629

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

At June 30, 2012, the Fund had cash and cash equivalents of $41,273,666. The increase from cash provided by operating activities is primarily attributable to cash generated from finance and rental income. The increase in cash provided by investing activities is primarily attributable to the proceeds received from the sale of various items of equipment offset by the purchase of rail cars. Cash from financing activities decreased primarily due to redemption of shares during the quarter offset by issuance of shares (net of payment of offering costs and distributions to the members).

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of six months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds will be held in an operating account at Wells Fargo Bank, National Association.

Sources and Uses of Cash

Our offering period ended on March 19, 2012 and our operating period commenced. As at June 30, 2012, the Fund has received and accepted cumulative subscriptions for 9,620,284 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,540,272 net of offering costs, including the capital contributions from the Manager. We raised less than the maximum $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period. The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We believe that this amount is sufficient to meet our investment objectives.

The Fund’s main activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

Sources of Liquidity

Cash generated from our financing activities was our most significant source of liquidity during our offering period. We believe that cash generated from financing activities (from debt borrowings), as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, new investment opportunities, management fees, equipment maintenance events and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $2,670,252, net of DRP, for six months ended June 30, 2012.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at June 30, 2012.

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

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As at August 14, 2012, we received capital contributions in the amount of $84,087,281, net of offering costs. From inception through to August 14 2012, we have paid or accrued sales commissions to third parties of $6,442,786, organization and offering expense to our Manager of $1,996,778, and dealer manager, selling commissions and due diligence expense to Macquarie Capital (USA) Inc. of $2,209,744.

As at August 14, 2012 we have used approximately $58.90 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines (sold in March 2012), a 2002 vintage Bombardier CRJ-700ER aircraft , 451 self-serve kiosks on lease to a major U.S. retailer, an ETS-364B semiconductor test system (sold in May 2012); various items of furniture, office and other related equipments on lease to leading U.S owner and operator of senior housing and retirement communities, semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products (sold in June 2012), aircraft engines on lease to a leading Dubai based low cost airline and flat bed rail cars on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: August 14, 2012

By:	/S/ JOHN PAPATSOS
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: August 14, 2012

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011, (ii) the Statement of Operations for the Quarters and Six Months Ended June 30, 2012 and 2011 (Unaudited), (iii) the Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Quarters Ended March 31, 2012 and June 30, 2012 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.