Form 10-Q
period 2012-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2012-11-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 9,564,813 shares of limited liability company membership interests outstanding at November 14, 2012.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$40,119,823	$10,328,871
Restricted cash	1,785,172	1,540,298
Participating interest - Future lease income (related party)	—	695,229
Net investment in finance lease	464,552	295,011
Lease receivable	894,547	527,856
Maintenance reserve and other receivables	276,448	302,802

Total Current Assets	43,540,542	13,690,067

Non-current Assets
Participating interest - Residual value (related party)	—	3,823,018
Participating interest - Future lease income (related party)	—	1,087,000
Net investment in finance lease	688,556	455,273
Leased equipment at cost (net of accumulated depreciation of $2,811,638 and $2,058,143, respectively)	41,125,280	41,920,963

Total Non-current Assets	41,813,836	47,286,254

Total Assets	$85,354,378	$60,976,321

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$296,803	$311,812
Capital contributions received in advance	—	10,000
Deferred finance and rental income	—	570,551
Distribution payable	629,220	465,674
Other payable	80,620	174,757

Total Current Liabilities	1,006,643	1,532,794

Non-current Liabilities
Maintenance reserves	2,055,029	1,647,676

Total Non-current Liabilities	2,055,029	1,647,676

Total Liabilities	$3,061,672	$3,180,470

Commitments and Contingencies	—	—

Members’ Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,569,446 shares as of September 30, 2012 and 7,109,357 shares as of December 31, 2011, net of repurchases	74,351,067	58,091,682

Accumulated surplus (deficit)	7,941,639	(295,831)

Total Members’ Equity	82,292,706	57,795,851

Total Liabilities and Members’ Equity	$85,354,378	$60,976,321

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended		Nine Months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUE

Participating interest income (related party)	$—	$37,827	$36,637	$121,162
Finance and rental income	1,582,769	1,000,310	6,166,825	1,937,686
Gain on sale of participating interest (related party)	—	—	1,859,964	—
Net gain on sale of leased equipment	—	—	4,173,733	—
Other income	4,503	—	4,503	401

Total revenue	1,587,272	1,038,137	12,241,662	2,059,249

EXPENSES

Operating expenses (related party)	129,854	166,286	379,695	403,753
Management fees (related party)	84,459	86,410	308,692	157,069
Depreciation	610,404	527,671	2,977,835	947,335
Other expenses	146,841	167,721	337,970	361,044

Total expenses	971,558	948,088	4,004,192	1,869,201

Net income	$615,714	$90,049	$8,237,470	$190,048

Basic and diluted gain per share	$0.06	$0.02	$0.90	$0.05

Weighted average number of shares outstanding: basic and diluted	9,576,629	4,971,943	9,166,544	3,762,206

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended
	September 30, 2012	September 30, 2011
Cash flow from operating activities:

Net income	$8,237,470	$190,048

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,977,835	947,335
Gain on sale of participating interest	(1,859,964)	—
Net gain on sale of leased equipment	(4,173,733)	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	297,275	378,135
Lease receivable	(366,691)	(269,356)
Net investment in finance lease	266,187	155,114
Prepayment (related party)	—	(1,918)
Other receivable	188,832	(3,085)
Other payable	(94,137)	190,500
Lease payments received in advance	—	534,346
Deferred finance and rental income	(570,551)	—

Net cash provided by operating activities	4,902,523	2,121,119

Cash flow from investing activities:
Proceeds from participating interest - Future lease income (related party)	165,495	398,606
Proceeds from sale of participating interest (related party)	7,299,716	—
Proceeds from sale of leased equipment	8,734,091	—
Purchase of equipment	(6,965,510)	(16,543,432)
Investment in capital leased asset	(669,010)	(309,362)
Restricted cash	(244,874)	(1,443,263)

Net cash provided by (used in) investing activities	8,319,908	(17,897,451)

Cash flow from financing activities:

Proceeds from issuance of shares	24,411,556	33,695,370
Payment of offering related expenses	(2,725,652)	(3,663,578)
Distribution paid to members	(4,603,213)	(1,386,123)
Capital contributions received in advance	(10,000)	168,100
Repurchase of shares	(749,044)	(27,484)
Maintenance reserves	244,874	1,443,263

Net cash provided by financing activities	16,568,521	30,229,548

Net increase in cash and cash equivalents	29,790,952	14,453,216

Cash and cash equivalents, beginning of the period	10,328,871	8,970,075

Cash and cash equivalents, end of the period	$40,119,823	$23,423,291

Supplemental disclosures of cash flow information

Non cash investing and financing activities

Issuance of shares under distribution reinvestment plan	$696,698	$619,773
Accrued purchase of equipment and investment in capital leased asset	$—	$13,127
Accrued offering cost	$(473)	$244,755
Maintenance reserve receivable	$269,857	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

	Members’ shares	Additional members’ equity (1)	Managing member’s equity	Total

Balance at December 31, 2011	7,109,357	$56,676,723	$1,119,128	$57,795,851
Issuance of members’ shares	2,425,194	24,002,606	—	24,002,606
Issuance of members’ shares - Distribution
Reinvestment Plan	55,566	500,092	—	500,092
Offering - related expenses	—	(2,588,910)	—	(2,588,910)
Distribution to members	—	(1,591,185)	(32,269)	(1,623,454)
Net income	—	2,464,642	42,294	2,506,935

Balance at March 31, 2012	9,590,116	$79,463,968	$1,129,152	$80,593,120

Issuance of members’ shares	40,895	408,950	—	408,950
Issuance of members’ shares - Distribution
Reinvestment Plan	22,584	203,256	—	203,256
Offering - related expenses	—	(47,458)	—	(47,458)
Repurchase of shares	(33,311)	(296,053)	—	(296,053)
Distribution to members	—	(1,884,766)	(32,269)	(1,917,035)
Net income	—	5,028,802	86,019	5,114,821

Balance at June 30, 2012	9,620,284	$82,876,699	$1,182,902	$84,059,601

Issuance of members’ shares - Distribution
Reinvestment Plan	(739)	(6,650)	—	(6,650)
Repurchase of shares	(50,100)	(446,341)	—	(446,341)
Distribution to members	—	(1,896,994)	(32,624)	(1,929,618)
Net income	—	605,304	10,410	615,714

Balance at September 30, 2012	9,569,446	$81,132,018	$1,160,688	$82,292,706

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC (the “Fund” or the “Company”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

As of September 30, 2012, the Fund has received and accepted cumulative subscriptions for 9,569,446 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,087,281 net of offering costs, including the capital contributions from the Manager.

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

Restricted Cash

Restricted cash consists of cash collected for aircraft maintenance reserves.

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

Leased Equipment at Cost

Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct costs associated (such as freight, installation, acquisition expenses, legal fees and inspection fees) with the leases are capitalized as part of the cost of the leased equipment and depreciated over the lease term.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful life of an asset is based on an asset’s lease term. Once an asset comes off lease or is re-leased, the Fund reassesses the useful life of an asset.

The lease term of each type of leased equipment is as follows:

Lease term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	3
Self-serve checkout equipment	5
Flat bed rail cars	2

The residual values are determined by the Fund’s Manager and are calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, auction data, internal sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

The residual values of the Fund’s significant assets are reviewed at least annually. If the review results in a lower estimate than had been previously established, the Fund will determine whether the decline in the estimated residual value is other than temporary. If the decline in estimated residual value is judged to be other than temporary, the accounting for the transaction shall be revised using the changed estimate and the resulting reduction in the net investment shall be recognized as a loss in the period in which the estimate is changed. An upward adjustment of a leased asset’s estimated residual value (including any guaranteed portion) shall not be made.

Costs incurred in extending the useful life and/or increasing the resale value of leased equipment are capitalized into the cost of an asset. No such costs have been incurred to date.

Upon the end of a lease term, if the lessee hasn’t met the return conditions as set out in the lease, the Fund is entitled in certain cases to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat such payments as revenue.

For the Fund’s non-aviation assets, the leases are generally net leases whereby the lessee is responsible for the ongoing maintenance costs of the equipment.

Maintenance reserve

For the Fund’s aviation assets, the lessee is responsible in accordance with the lease agreement, for performing major maintenance on engines, airframe, landing gear etc, at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee pays the Fund additional rentals, calculated monthly, which are based on the prior month’s flight hours and flight cycles. These additional rentals are recognized as a liability on the Fund’s Balance Sheet. As the maintenance is performed, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. No major maintenance events have occurred since lease inception through to September 30, 2012.

Maintenance reserves do not exist for the Fund’s non-aircraft assets.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statement of Operations.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general creditworthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded for the quarters and nine months ended September 30, 2012 and 2011.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the quarters and nine months ended September 30, 2012 and 2011.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the quarters and nine months ended September 30, 2012 and 2011.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. PARTICIPATING INTEREST (RELATED PARTY)

In March 2010, the Fund entered into a participation agreement with Macquarie Bank Limited (“MBL”) a member of the Macquarie Group of companies, to acquire an economic interest of up to 10% ($6,500,000) in a sale leaseback transaction. Pursuant to the participation agreement, the Fund made installment payments to, and received monthly payments from, MBL in a manner which mirrors the cash flows arising in connection with the commercial aircraft engines leased by a third party (“the underlying airline”) which were subject to leases of between 51 to 69 months. MBL paid the Fund approximately 10% (consistent with the investment percentage) of the monthly lease payments received from the third party and approximately 10% of the engine sales proceeds, remaining maintenance reserves and damages and insurance proceeds (collectively referred to as “residual value”), at the end of the lease term when the engines were successfully remarketed. Under a separate agreement, the Fund paid Macquarie Aviation Capital Limited, a member of the Macquarie Group of companies, via its Fund manager, a fee (5% of the lease rental receipts) for the ongoing management of the engines and for the collection and remittance of rentals.

The Fund paid MBL $6,500,000 (approximately 10% of the transaction value). The Fund was entitled to receive cash payments of $57,752 per month and approximately 10% of the residual value. The $6,500,000 investment was bifurcated on the face of the balance sheet into two assets based upon relative fair value in accordance with the accounting guidance described below:

1) Participating Interest—Engine residual value: Representing the present value of the residual engine value as of the time of investment. The recognition of the asset upon investment is in accordance with ASC 360-10-25 Acquisition of the Residual Value in Leased Asset by a Third Party for an acquisition of the residual value in leased assets by a third party. This asset was tested for impairment as in accordance with ASC 360-10-35 Subsequent Measurement. No losses were recorded.

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

4. LEASED EQUIPMENT AT COST

In July 2011, the Fund acquired an ETS-364B Test System, an item of semiconductor testing equipment manufactured by Teradyne, Inc. This equipment was on lease to the U.S. subsidiary of a semiconductor manufacturing company headquartered in Germany. The lease was for 36 months and the equipment was used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $383,898. No leverage was used to finance this acquisition by the Fund. The first rental was $92,729, including an amount of revenue which was deferred for accounting purposes. For the subsequent monthly rental periods, rentals of $8,211 were received by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value. The lease was recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. On May 7, 2012, the Fund entered into a sale agreement with a U.S. Capital Equipment Leasing Firm to sell the Eagle ETS 364B Test System for $302,000. The Fund received the sales proceeds in May 2012 and realized a loss of $51,267 compared to book value.

In September 2011, the Fund entered into a sale and assignment agreement with Macquarie Electronics USA Inc. (“MEUI”), a member of the Macquarie group of companies, to acquire semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products. The term was for 10 months and the equipment was used in the client’s U.S. facilities. The purchase price for the equipment, including the initial direct cost, was $6,400,800. No leverage was used to finance this acquisition by the Fund. The first rental was $699,129, including an amount of revenue which was deferred for accounting purposes. For the subsequent quarterly rental periods, rentals of $699,129 were received by the Fund. The lease was recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. On June 8, 2012, MEUI entered into a sale agreement with the lessee, on behalf of the Fund, to sell the semiconductor equipment for $8,475,000. The Fund received the sales proceeds in June 2012 and realized a gain of $4,225,000 compared to book value.

In October 2011, the Fund entered into a sale and leaseback arrangement with a leading Dubai airline over two new CFM56-7B aircraft jet engines (“Engines”) to power the airline’s fleet of 737NG aircraft. The Engines are on lease for a 108 month period. The purchase price for the Engines, including the estimated initial direct costs, was $25,338,321. No leverage was used to finance this acquisition by the Fund. The first engine was delivered in October 2011, and the second engine was delivered in December 2011. Rentals of $186,131 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the Engines,

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

purchase them at their then fair market value, or continue to rent them. Certain maintenance reserves will also accrue to the Fund in the form of two irrevocable Letters of Credit. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

In April 2012, the Fund purchased 300 flat bed rail cars for $6,742,510 including the initial direct cost. These rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines. The rail cars are on two leases which expire in September and December, 2013 and will be used in the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $108,000 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

Leased equipment at cost consists of the following:

	September 30, 2012	December 31, 2011
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	9,758,734	9,758,734
Semiconductor tools	—	6,400,800
Self-serve checkout equipment	2,097,353	2,097,353
Semiconductor equipment	—	383,898
Flat bed rail cars	6,742,510	—
Less: Accumulated depreciation	(2,811,638)	(2,058,143)

	$41,125,280	$41,920,963

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period October 1 to December 31, 2012	$2,435,802
For the year ending December 31, 2013	6,114,746
For the year ending December 31, 2014	3,477,968
For the year ending December 31, 2015	2,578,823
For the year ending December 31, 2016	2,233,572
Thereafter	8,562,357

$25,403,268

The Fund is exposed to risks under these transactions, including risk associated with a leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that their clients will fail to meet their contractual obligations, a risk of loss to the Fund exists should a client fail to meet its payment obligations under the lease. As at September 30, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund entered into a lease agreement with a U.S. owner and operator of senior housing and retirement communities, to provide various items of furniture and other related equipment for use in model display apartments and office equipment for use in the administrative offices. To date, $1,681,853 has been purchased which is subject to leases of between 36 and 48 months. For the asset acquired and leased out during the nine months ended September 30, 2012, the monthly rentals are $18,333 and for the assets acquired and leased out during the year ended December 31, 2011, the quarterly rentals are $5,410, $7,861 and $15,481 and for the asset acquired and leased out during the year ended December 31, 2010, the monthly rental is $21,646. No leverage was used to finance the above acquisitions by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Net investment in finance lease (current and non-current) consists of the following:

	September 30, 2012	December 31, 2011
Minimum lease payments receivable	$1,250,451	$761,512
Estimated residual values of leased property (unguaranteed)	139,432	109,398
Less: Unearned income	(236,775)	(120,626)

Net investment in finance lease	$1,153,108	$750,284

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period October 1 to December 31, 2012	$148,689
For the year ending December 31, 2013	551,465
For the year ending December 31, 2014	275,296
For the year ending December 31, 2015	220,001
For the year ending December 31, 2016	55,000

$1,250,451

The Fund is exposed to risks under this transaction, including risk associated with the leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet their contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. As at September 30, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

The Manager and the dealer manager receive fees from the Fund for offering services during the offering period (ceased on March 19, 2012) including:

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

•

Out-performance fees depending upon the extent to which investor return has been achieved prior to the time that investor return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that investor return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and;

•	Reimbursement of operating expenses depending upon the scope of services the Manager provides to the Fund.

For the quarters and nine months ended September 30, 2012 and 2011, the Fund has accrued, in commissions and fees payable (related party) in the Fund’s balance sheet, or paid to the Manager or its affiliates the following amounts:

			Quarter ended		Nine Months ended
Entity	Capacity	Description	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$—	$280,432	$416,837	$758,602
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$—	$296,703	$549,469	$760,931
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$—	$2,270	$2,103	$40,908
Maquarie Asset Management Inc.	Manager	Acquisition fees (2)	$—	$198,578	$214,301	$478,789
Maquarie Asset Management Inc.	Manager	Management fee (3)	$84,459	$86,410	$308,692	$157,069
Maquarie Asset Management Inc.	Manager	Operating Expenses (3)	$129,854	$129,664	$379,695	$367,131
Maquarie Asset Management Inc.	Manager	Outperformance fee (3)	$19,330	$12,676	$53,066	$23,592

(1)	Amount charged directly to member’s equity.
(2)	Amount is capitalized into the cost of an asset where it is classified as an operating or a finance lease.
(3)	Amount charged directly to operations.

7. EQUITY CONTRIBUTION

As at September 30, 2012, the Fund received and accepted subscriptions for 9,569,446 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,087,281 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

The Fund has paid $452,991 for repurchase of 50,838 shares during the quarter ended September 2012.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. SUBSEQUENT EVENTS

On November 8, 2012, the Fund purchased various items of equipment such as information towers, video walls, vehicles, signage and furniture for approximately $5.1 million. This equipment is on lease to a client that is an owner and operator of a recently constructed purpose built motor racing circuit in the U.S. The equipment is on lease for a period of 48 months. Rentals are to be received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment at the higher of its then fair market value or 23% of the equipment cost. No leverage was used to finance this acquisition by the Fund.

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions during the operating period. As at September 30, 2012, the Fund has received and accepted subscriptions for 9,569,446 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,087,281 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs. As of November 14, 2012, the Fund has received and accepted cumulative subscriptions for 9,564,813 shares (including the DRP shares and net of repurchase of shares) for $84,046,929, net of offering costs.

During the operating period, the Fund generates revenue from equipment leases. In addition, as owned equipment comes off lease, the Fund will either sell or re-lease that equipment. Thus, the Fund also generates revenue through the sale of owned equipment. The Fund intends to reinvest equipment sale proceeds into additional equipment during the operating period. The Fund’s revenue is impacted by the timing of when sales proceeds can be invested in new equipment transactions. During any fiscal period, the Fund’s revenue may be higher or lower depending on when equipment comes off lease and the time it takes to re-lease or sell the equipment.

Recent Transactions

Purchase of various items of racing track equipment

On November 8, 2012, the Fund purchased various items of equipment such as information towers, video walls, vehicles, signage and furniture for approximately $5.1 million. This equipment is on lease to a client that is an owner and operator of a recently constructed purpose built motor racing circuit in the U.S. The equipment is on lease for a period of 48 months. Rentals are to be received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment at the higher of its then fair market value or 23% of the equipment cost. No leverage was used to finance this acquisition by the Fund.

Results of Operations

For the Quarters Ended September 30, 2012 and 2011

Total revenue for the quarter ended September 30, 2012 increased by $549,135 as compared to the quarter ended September 30, 2011. The increase in revenue for the quarter is primarily due to an increase in finance and rental income from additional lease transactions that have occurred since September 30, 2011. These additional lease transactions include assets such as furniture and fixtures, aircraft engines and flat bed rail cars.

Total expenses for the quarter ended September 30, 2012 increased by $23,470 as compared to the quarter ended September 30, 2011. The increase is primarily due to increase in depreciation recognized on assets purchased for various leases.

As a result of the foregoing factors, the net income for the quarter ended September 30, 2012 was $615,714.

For the Nine Months Ended September 30, 2012 and 2011

Total revenue for the nine months ended September 30, 2012 increased by $10,182,413 as compared to the nine months ended September 30, 2011. The increase in revenue primarily due to the gains on asset sales ($4,225,000 from the sale of semi-conductor equipment and $1,859,964 from the sale of the participating interest in jet engines) and an increase in finance and rental income from additional lease transactions that have occurred since September 30, 2011. These additional lease transactions include assets such as furniture and fixtures, aircraft engines and flat bed rail cars.

Total expenses for the quarter and nine months ended September 30, 2012 increased by $2,134,991 as compared to the nine months ended September 30, 2011. The increase is primarily due to increase in depreciation recognized on assets purchased for various leases.

As a result of the foregoing factors, the net income for the nine months ended September 30, 2012 was $8,237,470.

The Fund worked on a number of equipment transactions during the quarter, however no transactions were closed in the quarter ended September 30, 2012. The Fund expects to close new equipment transactions during the last quarter of 2012. No leverage is expected to be used to finance these transactions.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the nine months ended September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
Net cash (used in) provided by:
Operating activities	$4,902,523	$2,121,119
Investing activities	8,319,908	(17,897,451)
Financing activities	16,568,521	30,229,548

Net increase in cash and cash equivalents	$29,790,952	$14,453,216

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

At September 30, 2012, the Fund had cash and cash equivalents of $40,119,823. The increase from cash provided by operating activities is primarily attributable to cash generated from finance and rental income. The increase in cash provided by investing activities is primarily attributable to the proceeds received of $16.07 million from the sale of various items of equipment offset by the purchase of rail cars for $6.7 million. Cash from financing activities decreased primarily due to our offering period ending on March 19, 2012. Further, we expect one of our aviation assets (CF 34 jet engine) to undertake a maintenance shop visit within the next three months. The Fund will reimburse (only to the extent of the cash collected from the lessee for the maintenance reserves) the lessee for the cost of the maintenance. The reimbursement will reduce the Fund’s cash flows from financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of six months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds will be held in an operating account at Wells Fargo Bank, National Association.

Sources and Uses of Cash

Our offering period ended on March 19, 2012 and our operating period commenced. As at September 30, 2012, the Fund has received and accepted cumulative subscriptions for 9,569,446 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,087,281 net of offering costs, including the capital contributions from the Manager. We raised less than the maximum $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period. The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We believe that this amount is sufficient to meet our investment objectives.

The Fund’s main activities and our main use of cash will be to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

Sources of Liquidity

Cash generated from our financing activities was our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities (from debt borrowings, if required), as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, new investment opportunities, management fees, equipment maintenance events and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $4,603,213, net of DRP, for nine months ended September 30, 2012.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at September 30, 2012.

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

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As at November 14, 2012, we received capital contributions in the amount of $84,046,929, net of offering costs. From inception through to November 14 2012, we have paid or accrued sales commissions to third parties of $6,442,786, organization and offering expense to our Manager of $1,996,778, and dealer manager, selling commissions and due diligence expense to Macquarie Capital (USA) Inc. of $2,209,744.

As at November 14, 2012 we have used approximately $64 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines (sold in March 2012), a 2002 vintage Bombardier CRJ-700ER aircraft , 451 self-serve kiosks on lease to a major U.S. retailer, an ETS-364B semiconductor test system (sold in May 2012); various items of furniture, office and other related equipments on lease to leading U.S. owner and operator of senior housing and retirement communities, semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products (sold in June 2012), aircraft engines on lease to a leading Dubai based low cost airline, flat bed rail cars on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines and various items of equipment such as information towers, video walls, vehicles, signage and furniture on lease to a client that is an owner and operator of a recently constructed purpose built motor racing circuit in the U.S.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
Name:	David Fahy President of the Manager and Principal Executive Officer of Registrant
Title:

Date: November 14, 2012

By:	/S/ JOHN PAPATSOS
Name:	John Papatsos Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant
Title:

Date: November 14, 2012

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011, (ii) the Statement of Operations for the Quarters and Nine Months Ended September 30, 2012 and 2011 (Unaudited), (iii) the Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Quarters Ended March 31, 2012 , June 30, 2012 and September 30, 2012 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.