Form 10-K
period 2012-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2013-02-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-53904

MACQUARIE EQUIPMENT LEASING FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	26-3291543
(Jurisdiction of Incorporation	(IRS Employer
or Organization)	Identification No.)

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

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

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

There were 9,524,980 shares of limited liability company membership interests outstanding at February 15, 2013.

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

Macquarie Equipment Leasing Fund, LLC

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

As of December 31, 2012, the Fund has received and accepted cumulative subscriptions for 9,564,814 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,046,929 net of offering costs, including the capital contributions from the Manager.

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

The Manager

The Fund’s manager is Macquarie Asset Management Inc. The Fund’s investment decisions are made by the Manager’s board of directors.

The Manager is a member of the Macquarie Group. Macquarie Group is a global financial services provider. It acts primarily as an investment intermediary for institutional, corporate and retail clients and counterparties around the world. Macquarie has built a uniquely diversified business. It has established leading market positions as a global specialist in a wide range of sectors, including resources, agriculture and commodities, energy and infrastructure, with a deep knowledge of Asia-Pacific financial markets.

Macquarie’s diverse range of services includes corporate finance and advisory, equities research and broking, funds and asset management, foreign exchange, fixed income and commodities trading, lending and leasing and private wealth management.

Macquarie Group Limited is listed in Australia (ASX:MQG; ADR:MQBKY) and is regulated by APRA, the Australian banking regulator, as the owner of Macquarie Bank Limited, an authorized deposit taker. Macquarie also owns a bank in the U.K., Macquarie Bank International Limited, which is regulated by the FSA.

Founded in 1969, Macquarie employs more than 13,400 people in 28 countries. At 30 September 2012, Macquarie had assets under management of $A341 billion.

The Manager forms part of the division responsible for the majority of Macquarie Group’s equipment leasing activities. As of September 30, 2012 the Macquarie Group’s equipment leasing division had approximately $A13.3 billion of equipment leases under management for its own account with approximately 928 employees located in North America, Europe, Asia and Australia / New Zealand . These employees variously specialize in:

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

Industry

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive across products and geographic regions. The Fund carries on business in the U.S. and in foreign jurisdictions. The following figures as published by World Leasing Yearbook 2012 provide an overview of the size of the global equipment leasing industry:

•	Annual world leasing volume is in excess of $616 billion.

•	North America comprises approximately 34.6% of annual world leasing volume, Europe 34.4% and Asia 24.1%.

•

The top 10 countries, measured by way of annual leasing volume (in parentheses), are as follows: [U.S. ($194 billion), China ($64 billion). Germany ($53 billion), Japan ($51 billion), France ($31 billion), Italy ($25 billion), Russia ($21 billion),Canada ($16 billion), Brazil ($14 billion), and United Kingdom ($13 billion).]

•	Since 1988, the global aggregate annual leasing volume has grown from $194 billion to over $616 billion.

The Fund operates across a number of segments within the equipment leasing industry. The equipment leasing industry and its participants may be categorized in numerous ways. These categories often overlap. The Fund is primarily a global leasing company with a focus on providing primarily non-full payout (operating) leases to mainly corporate clients across a number of equipment classes, although it has and will continue to enter into small ticket type transactions. Its returns are influenced by competitive conditions existing within the equipment leasing industry, including general economic conditions and its ability to provide lease pricing and terms and structures which are attractive versus competitors.

Existing Portfolio—Status Report

As at December 31, 2012, our portfolio is represented by the investments as described below, aggregating to a total investment amount of $53.06 million (net of disposals). The Fund disposed of certain of its aviation and semiconductor assets during the year ended December 31, 2012. As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment in certain sectors as follows:

		Percentage of Total Equipment Cost
Sector	Asset Type	2012	2011
Aviation	Aircraft engines (2 x CFM56-7B jet engines)	48%	49%
Aviation	Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	18%	19%
Aviation	Commercial Jet aircraft engines	**	13%
Electronics	Semiconductor tools	**	*
Technology	Self-serve checkout equipment	*	*
Electronics	Semiconductor equipment	**	12%
Railcars	Flat bed rail cars	13%	**
Technology	Racetrack equipment	10%	**
Technology	Smart safes	*	**
Retirement Community/Assisted Living	Furniture	*	*

*	Less than 10%
**	Not in Existence

Equipment Leasing Activities

The Fund has acquired a diversified portfolio of equipment. The following tables set forth the transactions entered into by the Fund during the year ended December 31, 2012 and the types of asset financed:

Sector	Asset Type	Purchase Price	Percentage of Total Acquisitions
Railcars	Flat bed rail cars	6,742,510	45%
Technology	Racetrack equipment	5,311,507	36%
Technology	Smart safes	2,125,592	14%
Retirement Community/Assisted Living	Furniture	669,010	5%

		$14,848,619

The Fund has disposed of equipment during the year. The following tables set forth the transactions entered into by the Fund during the year ended December 31, 2012 and the types of asset disposed off:

Sector	Asset Type	Sale Price	Gain on Sale
Aviation	Aircraft engines	7,299,716	1,859,964
Electronics	Semiconductor tools	302,000	(51,267)
Electronics	Semiconductor equipment	8,475,000	4,225,000

		$16,076,716	$6,033,697

During the year ended December 31, 2012, certain leases generated significant portions (defined as 10% or more) of the Company’s total leasing revenues as follows:

		Percentage of Total Leasing Revenues
Sector	Asset Type	2012	2011
Aviation	Aircraft engines (2 x CFM56-7B jet engines)	28%	*
Aviation	Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	27%	45%
Electronics	Semiconductor tools	*	*
Technology	Self-serve checkout equipment	*	12%
Electronics	Semiconductor equipment	21%	29%
Railcars	Flat bed rail cars	12%	**
Technology	Racetrack equipment	*	**
Technology	Smart safes	*	**
Retirement Community/Assisted Living	Furniture	*	*

*	Less than 10%
**	Not in Existence

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

Members

As of December 31, 2012, the Fund has a total of 2,575 members.

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $6,511,233 for the year ended December 31, 2012.

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

As at February 15, 2013, we have used approximately $66.34 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines (sold in March 2012), a 2002 vintage Bombardier CRJ-700ER aircraft , 451 self-serve kiosks on lease to a major U.S. retailer, an ETS-364B semiconductor test system (sold in May 2012); various items of furniture, office and other related equipment on lease to a leading U.S. owner and operator of senior housing and retirement communities, semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products (sold in June 2012), aircraft engines on lease to a leading Dubai based low cost airline, flat bed rail cars on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines and various items of equipment such as information towers, video walls, vehicles, signage and furniture on lease to a client that is an owner and operator of a recently constructed purpose built motor racing circuit in the U.S. and a portfolio of Fire King smart safes on lease to a major U.S. restaurant chain.

Share Valuation

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of shares pursuant to our offering or to participate in any future offering of our shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a “per share” estimated value of our shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares is deemed to be $10.00 per share as of December 31, 2012. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our shares, and for a period of up to 18 months after the end of our offering period, the value of our shares is estimated to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. Our offering ended on March 19, 2012. Value of our shares as on December 31, 2012 is estimated to be $10.00 per share.

Following the termination of the offering of our shares, the estimated value of our shares is based on the estimated amount that a holder of a share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculate the sum of (i) the fair market value of our leases, equipment held for sale or lease, and other assets, and (ii) our cash on hand. From this amount, we then subtract our total debt outstanding and then divide that sum by the total number of shares outstanding.

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

Our Manager consented to our repurchase of 88,781 Shares during the year ending December 31, 2012. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our operating agreement. Repurchased shares have no voting rights and do not share in distributions with other members. Our operating agreement limits the number of shares that can be repurchased in any one year and repurchased shares may not be reissued. Our shares repurchased for the year ended December 31, 2012 are as follows:

Period	Total Number of Interest Repurchased (including DRP)	Average Price Paid Per Interest
January 1, 2012 through March 31, 2012	—	—
April 1, 2012 through June 30, 2012	33,311	8.89
July 1, 2012 through September 30, 2012	50,838	8.91
October 1, 2012 through December 31, 2012	4,632	8.71

	88,781

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the Fund’s financial statements contained under Item 8 of this Annual Report on Form 10-K. This discussion should also be read in conjunction with the disclosures above regarding “Forward-Looking Statements.”

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring a diversified portfolio of equipment and equipment leases. The Fund will also make investments in other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

The Fund offering was for a total of 15,000,000 Shares for a price of $10.00 per share, subject to certain reductions. The Fund offered up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Fund’s manager, Macquarie Asset Management Inc. (“Manager”), has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions during the operating period. As at December 31, 2012, the Fund has received and accepted subscriptions for 9,564,814 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,046,929 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

During the operating period, the Fund generates revenue from equipment leases. In addition, as owned equipment comes off lease, the Fund will either sell or re-lease that equipment. Thus, the Fund also generates cash through the sale of owned equipment. The Fund intends to reinvest equipment sale proceeds and cash generated from equipment investments into additional equipment during the operating period to the extent that the cash is not required to pay distributions and expenses or be set aside as reserves. The Fund’s revenue is impacted by the timing of when sales proceeds can be invested in new equipment transactions. During any fiscal period, the Fund’s revenue may be higher or lower depending on when equipment comes off lease and the time it takes to re-lease or sell the equipment.

Equipment leasing activity levels are impacted by general activity in the global and local economies and more specifically business appetite for investment in new equipment. The availability of liquidity to finance equipment for counterparties on satisfactory terms as well as business confidence to invest in equipment throughout the cycles impacts on the equipment leasing volumes and pricing in the marketplace. Pricing in the global market has become more competitive in line with the reduction in interest rates as the U.S. and the Eurozone attempt to address their fiscal and debt crises and stimulate economic growth.

Recent Transactions

We engaged in the following transactions during 2012:

Sale of participating interest (related party) in aircraft engine portfolio on lease to an Australian domestic airline

In September 2011, Macquarie Bank Limited (“MBL”) entered into a conditional sale agreement to sell all of the commercial jet aircraft engines that the Fund had a participating interest in. The sale was completed in March 2012. The Fund realized a gain of $1,859,964 from the sale of its investment and derecognized the participating interest assets. The Fund received payment for the receivable of $7,299,716 in April 2012. All agreements with Macquarie Bank Limited relating to the participating interest have ceased as a result of the sale.

Retirement community equipment

In April 2012, the Fund acquired additional items of furniture, office and other related equipment for use in model display apartments and administrative offices. This equipment is on lease to the operator of senior housing and retirement communities for 48 months. The purchase price for the equipment, including the estimated initial direct costs was $669,010. No leverage was used to finance this acquisition by the Fund. The lease is recorded as a finance lease and rentals of $18,333 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

Purchase of railcar portfolio

In April 2012, the Fund purchased 300 flat bed rail cars for $6,742,510 including the initial direct cost. These rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines. The rail cars are on two leases which expire in September and December, 2013 and are being deployed in the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $108,000 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

Sale of semiconductor equipment.

In May 2012, the Fund entered into a sale agreement with a U.S. Capital Equipment Leasing Firm to sell an Eagle ETS 364B Test System for $302,000. The Fund received the sales proceeds in May 2012 and realized a loss of $51,267.

In June 2012, the Fund sold all eleven semiconductor manufacturing tools at end of lease for $8,475,000 to the U.S. lessee, a leading global semiconductor manufacturer. The tools were used in the manufacture of memory storage components including DRAM, NAND Flash and NOR Flash memory used in leading edge computing, consumer, networking, embedded and mobile products. The Fund received the sales proceeds in June 2012 and realized a gain of $4,225,000.

Purchase of various items of racetrack equipment

In November 2012, the Fund purchased various items of equipment from U.S. suppliers including information towers, video walls, vehicles, signage and furniture (such as grandstand suites and lounges and media center lobby) for $5,311,507 including the initial direct cost. This equipment was leased to a client that is an owner and operator of a recently constructed purpose built 3.4 mile motor racing circuit in the U.S. which can accommodate all motor racing events and has entered into contractual arrangements to host a number of motor racing events including the U.S. Formula 1 Grand Prix, Moto GP (Grand Prix Motorcycle Racing), Australian V8 Supercars series and Grand-Am Road Racing. The equipment is on lease for a period of 48 months. Rentals are to be received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value but not less than 23% of the asset’s cost. No leverage was used to finance this acquisition by the Fund. Rentals of $113,818 are received monthly by the Fund in U.S. dollars. The lease is recorded as an operating lease for eight pieces of equipment (worth $3,763,611) and finance lease for the remaining four pieces of equipment (worth $1,547,896).

Purchase of smart safes

In November and December 2012, the Fund purchased new smart safes for $2,125,592, including initial direct costs, from a safe manufacturer. These safes are on lease to the company which owns/operates franchises with over 3,200 restaurants in the U.S for a period of 60 months. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $38,610 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider also has an option to request the purchase of the safes for fair market value but not exceeding 29% of the asset’s cost, at the end of the lease term of 60 months.

Results of Operations for the Year Ended December 31, 2012

Our offering period ended on March 19, 2012 and our operating period commenced on that date. During our operating period, we have made and will continue to make investments with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions. We expect to incur gains or losses on our investments during our operating period and to our rental and finance income increase, as well as related expenses, such as depreciation and amortization expense to increase.

Revenue for 2012 compared to 2011 is summarized as follows:

Total revenue for the year ended December 31, 2012 increased by $10,148,093 as compared to the year ended December 31, 2011. The increase in revenue is primarily due to the gains on asset sales ($4,225,000 from the sale of semi-conductor equipment and $1,859,964 from the sale of the participating interest in jet engines) and an increase of $4,196,376 in finance and rental income from additional lease transactions that have occurred since December 31, 2011. These additional lease transactions include assets such as furniture and fixtures, flat bed rail cars, various items of racetrack equipment and smart safes.

Expenses for 2012 compared to 2011 are summarized as follows:

Total expenses for the year ended December 31, 2012 increased by $1,818,066 as compared to the year ended December 31, 2011. The increase is primarily due to an increase in depreciation recognized on assets purchased for various leases.

As a result of the foregoing factors, the net income for the year ended December 31, 2012 was $8,964,458.

The Fund worked on a number of equipment transactions during the last quarter of 2012 and closed some of these transactions. No leverage was used to finance these transactions. The Fund will continue to seek additional investment opportunities during the first quarter of 2013.

Financial Condition

This section discusses the major balance sheet variances from 2012 compared to 2011.

Total Assets

Total assets increased by $23,505,156, from $60,976,321 at December 31, 2011 to $84,481,477 at December 31, 2012. The increase in total assets was primarily due to an increase in cash as a result of the issuance of new shares in the first quarter of 2012.

Total Liabilities

Total liabilities increased $250,349, from $3,180,470 at December 31, 2011 to $3,430,819 at December 31, 2012. The increase in total liabilities was primarily the result of additional rentals accrued for maintenance reserves of one of our aircraft assets, which are recognized as a liability and the security deposit received from the lessee on racetrack equipment. This increase is offset by a decrease in the amount of rentals received in advance in 2012 as compared to 2011.

Equity

Equity increased by $23,254,807, from $57,795,851 at December 31, 2011 to $81,050,658 at December 31, 2012. The increase in equity was primarily as a result of the issuance of new shares in the first quarter of 2012 and due to net income for the year.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the year ended December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Net cash provided by (used in) :
Operating activities	$6,062,059	$2,070,889
Investing activities	1,110,445	(42,971,751)
Financing activities	14,620,622	42,259,658

Net increase in cash and cash equivalents	$21,793,126	$1,358,796

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Yearly Report on Form 10-K for additional information.

At December 31, 2012, the Fund had cash and cash equivalents of $32,121,997. The increase from cash provided by operating activities is primarily attributable to an increase in finance and rental income due to additional lease transactions. The increase in cash provided by investing activities is primarily attributable to the proceeds received of $16,076,716 from the sale of various items of equipment offset by the purchase of rail cars for $6,742,510, motor racing circuit equipment for $5,311,507 and smart safes for $2,125,592. Cash from financing activities decreased primarily due to our offering period ending on March 19, 2012. Further, we expect one of the CF 34 jet engine on the regional jet to complete a maintenance shop visit upgrade in Q1 2013. The Fund will reimburse (only to the extent of the cash collected from the lessee for the maintenance reserves) the lessee for the cost of the maintenance to the extent that the lessee has met its obligations under the lease. The reimbursement will reduce the Fund’s cash flows from financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds are held in an operating and a money market account at Wells Fargo Bank, National Association.

Sources and Uses of Cash

As at December 31, 2012, the Fund has received and accepted cumulative subscriptions for 9,564,814 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,046,929 net of offering costs, including the capital contributions from the Manager. We raised less than the maximum $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period. The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We believe that this amount is sufficient to meet our investment objectives.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $6,511,233, net of DRP, for the year ended December 31, 2012.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice. Each distribution may contain a return of capital.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at December 31, 2012.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Note 2, “Significant Accounting Policies”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

We believe the following critical accounting policies could have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

Leased Equipment at Cost

Leased equipment at cost represents our largest asset class. We depreciate leased equipment using the straight-line method over an asset’s lease term to its estimated residual value. Any change in the residual value changes the depreciation expense and could have a significant impact on our results for any one period. The residual values of the Fund’s significant assets are reviewed at least annually.

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

To date, all of the Fund’s investments are subject to fixed interest rate leases and all are denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk are insignificant at this time to both our financial position and our results of operations. As of December 31, 2012, the Fund has no exposure to derivative financial instruments and has not incurred any debt in the acquisition of its investments, though it may incur debt in the future.

Item 8.	Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Macquarie Equipment Leasing Fund, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Macquarie Equipment Leasing Fund, LLC at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 15, 2013

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$32,121,997	$10,328,871
Restricted cash	1,785,172	1,540,298
Participating interest—Future lease income (related party)	—	695,229
Net investment in finance lease	792,557	295,011
Lease receivable	1,319,633	527,856
Maintenance reserve and other receivables	410,198	302,802

Total Current Assets	36,429,557	13,690,067

Non-current Assets
Participating interest—Residual value (related party)	—	3,823,018
Participating interest—Future lease income (related party)	—	1,087,000
Net investment in finance lease	1,789,347	455,273
Leased equipment at cost (net of accumulated depreciation of $3,563,548 and $2,058,143, respectively)	46,262,573	41,920,963

Total Non-current Assets	48,051,920	47,286,254

Total Assets	$84,481,477	$60,976,321

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Commissions and fees payable (related party)	$33,784	$311,812
Capital contributions received in advance	—	10,000
Deferred finance and rental income	215,691	570,551
Distribution payable	649,885	465,674
Other payable	176,516	174,757

Total Current Liabilities	1,075,876	1,532,794

Non-current Liabilities
Maintenance reserves and other payables	2,354,943	1,647,676

Total Non-current Liabilities	2,354,943	1,647,676

Total Liabilities	$3,430,819	$3,180,470

Commitments and Contingencies	—	—

Members’ Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,564,814 shares as of December 31, 2012 and 7,109,357 shares as of December 31, 2011, net of repurchases	72,382,031	58,091,682

Accumulated surplus (deficit)	8,668,627	(295,831)

Total Members’ Equity	81,050,658	57,795,851

Total Liabilities and Members’ Equity	$84,481,477	$60,976,321

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012	December 31, 2011
REVENUE

Participating interest income (related party)	$36,637	$156,362
Finance and rental income	7,969,983	3,773,607
Gain on sale of participating interest (related party)	1,859,964	—
Net gain on sale of leased equipment	4,173,733	—
Other income	38,146	401

Total revenue	14,078,463	3,930,370

EXPENSES

Operating expenses (related party)	471,247	509,838
Management fees (related party)	407,898	256,940
Depreciation	3,729,744	2,001,266
Other expenses	505,116	527,895

Total expenses	5,114,005	3,295,939

Net income	$8,964,458	$634,431

Basic and diluted gain per share	$0.97	$0.14

Weighted average number of shares outstanding: basic and diluted	9,266,921	4,424,606

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2012	December 31, 2011
Cash flow from operating activities:
Net income	$8,964,458	$634,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,729,744	2,001,266
Gain on sale of participating interest	(1,859,964)	—
Net gain on sale of leased equipment	(4,173,733)	—
Changes in operating assets and liabilities:
Commission and fees payable (related party)	33,784	(864,795)
Lease receivable	(791,777)	(451,134)
Net investment in finance lease	385,287	233,333
Other receivable	127,361	(195,423)
Other payable	1,759	171,536
Lease payments received in advance	—	541,675
Deferred finance and rental income	(354,860)	—

Net cash provided by operating activities	6,062,059	2,070,889

Cash flow from investing activities:
Proceeds from participating interest—Future lease income (related party)	165,495	536,662
Proceeds from sale of participating interest (related party)	7,299,716	—
Proceeds from sale of leased equipment	8,734,091	—
Purchase of equipment	(12,854,712)	(41,658,753)
Investment in capital leased asset	(2,216,907)	(309,362)
Restricted cash	(244,874)	(1,540,298)
Security Deposit	227,636	—

Net cash provided by (used in) investing activities	1,110,445	(42,971,751)

Cash flow from financing activities:

Proceeds from issuance of shares	24,411,556	48,516,347
Payment of offering related expenses	(2,725,179)	(5,572,760)
Distribution paid to members	(6,511,233)	(2,164,843)
Capital contributions received in advance	(10,000)	(31,900)
Repurchase of shares	(789,396)	(27,484)
Maintenance reserves	244,874	1,540,298

Net cash provided by financing activities	14,620,622	42,259,658

Net increase in cash and cash equivalents	21,793,126	1,358,796

Cash and cash equivalents, beginning of the period	10,328,871	8,970,075

Cash and cash equivalents, end of the period	$32,121,997	$10,328,871

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Issuance of shares under distribution reinvestment plan	$703,348	$997,292
Accrued purchase of equipment and investment in capital leased asset	$—	$223,000
Accrued offering cost	$—	$88,812
Maintenance reserve receivable	$234,757	$107,379

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Members’ shares	Additional members’ equity(1)	Managing member’s equity	Total
Balance at December 31, 2010	2,113,196	$15,571,066	$1,233,011	$16,804,077
Issuance of members’ shares	4,888,343	48,516,347	—	48,516,347
Issuance of members’ shares—Distribution Reinvestment Plan	110,811	997,292	—	997,292
Offering—related expenses	—	(5,636,955)	—	(5,636,955)
Repurchase of shares	(2,993)	(27,484)	—	(27,484)
Distribution to members	—	(3,362,426)	(129,431)	(3,491,857)
Net income	—	618,883	15,548	634,431

Balance at December 31, 2011	7,109,357	$56,676,723	$1,119,128	$57,795,851

Issuance of members’ shares	2,466,089	24,411,556	—	24,411,556
Issuance of members’ shares—Distribution Reinvestment Plan	78,149	703,348	—	703,348
Offering—related expenses	—	(2,636,368)	—	(2,636,368)
Repurchase of shares	(88,781)	(789,396)	—	(789,396)
Distribution to members	—	(7,269,005)	(129,786)	(7,398,791)
Net income	—	8,813,439	151,019	8,964,458

Balance at December 31, 2012	9,564,814	$79,910,297	$1,140,361	$81,050,658

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to the Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2012, the Fund has received and accepted cumulative subscriptions for 9,564,814 shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of limited liability company interest (“shares”) for $84,046,929 net of offering costs, including the capital contributions from the Manager.

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

Cash and cash equivalents

The Fund considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with one financial institution.

Restricted cash

Restricted cash consists of cash collected from the lessee for aircraft maintenance costs.

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

The lease term of each type of leased equipment is as follows:

Lease term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	3
Self-serve checkout equipment	5
Flat bed rail cars	2
Racetrack equipment	4
Smart safes	5

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

Upon the end of a lease term, if the lessee has not met the return conditions as set out in the lease, the Fund is entitled in certain cases to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat such payments as revenue.

For the Fund’s non-aviation assets, the leases are generally net leases whereby the lessee is responsible for the ongoing maintenance costs of the equipment.

Net Investment in finance lease

If a lease meets specific criteria under GAAP at the inception of the lease, then we recognize the lease as a Net Investment in finance lease on our Balance Sheet. The amounts recognized for finance leases consist of lease receivables, plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

Maintenance reserve

For the Fund’s aircraft assets, the lessee is responsible in accordance with the lease agreement, for performing major maintenance on the components of the aircraft, including the engines, airframe, landing gear etc, at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required under the lease agreement to pay the Fund additional rentals, calculated monthly, which are based on the prior month’s flight hours and flight cycles. These additional rentals are recognized as a liability on the Fund’s Balance Sheet. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. During November 2012, one of the two CF 34 8C1 engines from the CRJ700 ER Bombardier regional jet was sent to a U.S. maintenance shop for upgrade to 8C5B1. As at 31 December 2012, the engine was still undergoing upgrade. It is likely that the second CF 34 8C1 engine will need to be sent to shop for upgrade during 2013. The CFM 56 – 7B aircraft engines have not yet gone on wing and have not clocked up any flight hours/cycles and accordingly are not expected to go for a maintenance shop visit during 2013.

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

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the year ended December 31, 2012 and 2011.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded for the year ended December 31, 2012 and 2011.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the year ended December 31, 2012 and 2011.

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

On September 26, 2011, MBL entered into a conditional sale agreement to sell the engines that the Fund has the participating interest in. The sale was completed on March 31, 2012. The Fund realized a gain of $1,859,964 from the sale and derecognized the Participating Interest assets. The Fund received payment for the receivable of $7,299,716 in April 2012. All agreements with MBL relating to the participating interest have ceased as a result of the sale.

4. LEASED EQUIPMENT AT COST

In April 2012, the Fund purchased 300 flat bed rail cars for $6,742,510 including the initial direct cost. These rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines. The rail cars are on two leases which expire in September and December, 2013 and are being deployed in the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $108,000 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

In November 2012, the Fund purchased various items of equipment from U.S. suppliers including information towers, video walls, vehicles, signage and furniture (such as grandstand suites and lounges and media center lobby) for $5,311,507 including the initial direct cost. Out of these, eight pieces of equipment which were purchased for $3,763,611 were classified as part of an operating lease and the remaining four pieces of equipment were classified as part of a finance lease. This equipment was leased to a client that is an owner and operator of a recently constructed purpose built 3.4 mile motor racing circuit in the U.S. which can accommodate all motor racing events and has entered into contractual arrangements to host a number of motor racing events including the U.S. Formula 1 Grand Prix, Moto GP (Grand Prix Motorcycle Racing), Australian V8 Supercars series and Grand-Am Road Racing. The equipment is on lease for a period of 48 months. Rentals are to be received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value but not less than 23% of the asset’s cost. No leverage was used to finance this acquisition by the Fund. Rentals of $80,649 (for the eight pieces of equipment) are received monthly by the Fund in U.S. dollars. The rental income is recognized on a straight-line basis over the lease term.

In November and December 2012, the Fund purchased new smart safes for $2,125,592, including initial direct costs, from a safe manufacturer. These safes are on lease to the company which owns/operates franchises with over 3,200 restaurants in the U.S for a period of 60 months. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $38,610 are received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider also has an option to request the purchase of the safes for fair market value but not exceeding 29% of the asset’s cost, at the end of the lease term of 60 months.

Leased equipment at cost consists of the following:

	December 31, 2012	December 31, 2011
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	9,758,734	9,758,734
Semiconductor tools	—	6,400,800
Self-serve checkout equipment	2,097,353	2,097,353
Semiconductor equipment	—	383,898
Flat bed rail cars	6,742,510	—
Racetrack equipment	3,763,611	—
Smart safes	2,125,592	—
Less: Accumulated depreciation	(3,563,548)	(2,058,143)

	$46,262,573	$41,920,963

Annual minimum future rental receivable over the next 5 years consist of the following:

For the year ending December 31, 2013	$8,865,488
For the year ending December 31, 2014	4,909,078
For the year ending December 31, 2015	4,009,932
For the year ending December 31, 2016	3,584,033
For the year ending December 31, 2017	2,658,379
Thereafter	6,328,785

$30,355,695

The Fund is exposed to risks under these transactions, including risk associated with a leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that its clients will fail to meet their contractual obligations, a risk of loss to the Fund exists should a client fail to meet its payment obligations under the lease. As at December 31, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

5. NET INVESTMENT IN FINANCE LEASE

In November 2010, the Fund entered into a lease agreement with a U.S. owner and operator of senior housing and retirement communities, to provide various items of furniture and other related equipment for use in model display apartments and office equipment for use in the administrative offices. To date, $1,681,853 has been purchased which is subject to leases of between 36 and 48 months. For the asset acquired and leased out during the year ended December 31, 2012, the monthly rentals are $18,333 and for the assets acquired and leased out during the year ended December 31, 2011, the quarterly rentals are $5,410, $7,861 and $15,481 and for the asset acquired and leased out during the year ended December 31, 2010, the monthly rental is $21,646. No leverage was used to finance the above acquisitions by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value.

In November 2012, the Fund purchased various items of equipment from U.S. suppliers including information towers, video walls, vehicles, signage and furniture (such as grandstand suites and lounges and media center lobby) for $5,311,507 including the initial direct cost. Out of these, four pieces of equipment which were purchased for $1,547,896 were classified as part of a finance lease. This equipment was leased to a client that is an owner and operator of a recently constructed purpose built 3.4 mile motor racing circuit in the U.S. which can accommodate all motor racing events and has entered into contractual arrangements to host a number of motor racing events including the U.S. Formula 1 Grand Prix, Moto GP (Grand Prix Motorcycle Racing), Australian V8 Supercars series and Grand-Am Road Racing. The equipment is on lease for a period of 48 months. Rentals are to be received monthly by the Fund. At the end of the lease term, the lessee may return the equipment, continue to rent the equipment, or purchase the equipment for its then fair market value but not less than 23% of the asset’s cost. No leverage was used to finance this acquisition by the Fund. Rentals of $33,169 (for the four pieces of equipment) are received monthly by the Fund in U.S. dollars.

Net investment in finance lease (current and non-current) consists of the following:

	December 31, 2012	December 31, 2011
Minimum lease payments receivable	$2,686,145	$761,512
Estimated residual values of leased property (unguaranteed)	478,495	109,398
Less: Unearned income	(582,736)	(120,626)

Net investment in finance lease	$2,581,904	$750,284

Annual minimum future rental receivable over the next 5 years consist of the following:

For the year ending December 31, 2013	$974,925
For the year ending December 31, 2014	673,326
For the year ending December 31, 2015	618,032
For the year ending December 31, 2016	419,862
For the year ending December 31, 2017	—

$2,686,145

The Fund is exposed to risks under this transaction, including risk associated with the leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet their contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. As at December 31, 2012 and December 31, 2011, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

The Manager and the dealer manager received fees from the Fund for offering services during the offering period (ceased on March 19, 2012) including:

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

For the year ended December 31, 2012 and 2011, the Fund has accrued, in commissions and fees payable (related party) in the Fund’s balance sheet, or paid to the Manager or its affiliates the following amounts:

			Year ended
Entity	Capacity	Description	December 31, 2012	December 31, 2011
Maquarie Asset Management Inc.	Manager	Organization and Offering expense allowance(1)	$416,837	$1,069,406
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees(1)	$549,469	$1,088,101
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$2,103	$46,293
Maquarie Asset Management Inc.	Manager	Acquisition fees(2)	$427,048	$1,208,716
Maquarie Asset Management Inc.	Manager	Management fee(3)	$407,898	$256,940
Maquarie Asset Management Inc.	Manager	Operating Expenses(3)	$471,247	$509,838
Maquarie Asset Management Inc.	Manager	Outperformance fee(3)	$72,146	$31,623

(1)	Amount charged directly to member’s equity.
(2)	Amount is capitalized into the cost of an asset where it is classified as an operating or a finance lease.
(3)	Amount charged directly to operations.

7. EQUITY CONTRIBUTION

As of December 31, 2012, the Fund has received and accepted subscriptions for 9,564,814 shares of limited liability company interest (including the DRP shares and net of repurchase of shares) for $84,046,929, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012.In making this assessment; it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s assessment in this Annual Report.

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Fund is a manager-managed limited liability company and has no directors or executive officers. The Fund’s Manager is Macquarie Asset Management Inc. The Fund’s investment decisions will be made by the Manager’s board of directors, which at the date of this Annual Report on Form 10-K is comprised of David Fahy, Tom O’Neill and James A. Pitts. The Manager and the persons making the Fund’s investment decisions can be contacted at:

•	the Manager’s principal office at 225 Franklin St, 17th Floor, Suite 1700, Boston, Massachusetts, 02110; or

•	the Manager’s telephone number, 866-965-7622.

The Manager is a member of the Macquarie Group. In managing the Fund, the Manager will have access to the experienced leasing, funds management and other resources of the Macquarie Group. While the directors of the Manager have relevant experience in equipment leasing, the Manager is a newly formed entity which has never managed a private or public equipment leasing fund or program.

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	50	Director and President
Tom O’Neill	51	Director and Vice President
James A. Pitts	72	Independent Director

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

Tom O’Neill, Director and Vice President of the Fund’s manager, joined the Macquarie Group in July 2008 as a Senior Vice President, and acted as head of distribution for the Macquarie Equipment Leasing Fund. As of September 5, 2011, Mr. O’ Neill was appointed as an officer and director of Macquarie Asset Management Inc., the entity serving as fund manager. Prior to joining the Macquarie Group, Mr. O’Neill was employed as Senior Vice President of Operations at Realty Capital Securities, LLC, from October 2007 until July 2008, where he was responsible for overseeing operations, due diligence and product management and at Boston Capital Securities, from August 2003 until June 2007 in a number of roles including Sales Desk Manager, Assistant Vice President, and Vice President, Director of Sales and Operations. From January 1998 until August 2003 he was employed as a Financial Advisor at Merrill Lynch & Co. Mr. O’Neill currently resides west of Boston. He earned a Diploma in Business Studies from the Institute of Technology, Carlow, in Ireland, and holds FINRA securities licenses 7, 63, 24, 99 and 79.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Fund is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

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

Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the year ended December 31, 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 6 thereof, which information is hereby incorporated by reference

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) As of December 31, 2012, our Manager owned approximately 2% of our shares. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(c) As of December 31, 2012, no directors or officers of our Manager own any of our equity securities.

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

During the year ended December 31, 2012 and 2011, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Audit fees	$113,427	$148,750
Audit related fees	—	—
Tax fees	—	—
Other fees		—

	$113,427	$148,750

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

10.1

Escrow Agreement dated February 2, 2009, between Wells Fargo Bank, National Association

(“Wells Fargo”), the Manager, Macquarie Capital and the Fund, as amended by Amendment to Escrow Agreement dated March 30, 2009 between Wells Fargo, the Manager, Macquarie Capital and the Fund,(1) as amended by Amendment No. 2 to Escrow Agreement dated June 19, 2009 between Wells Fargo, the Manager, Macquarie Capital and the Fund(1).

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager †

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the †

32.1	Section 1350 Certification of President of the Manager and Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer †

101.0	The following materials from the Annual Report on Form 10-K of Macquarie Equipment Leasing Fund, LLC for the year ended December 31, 2012, filed on February 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Statement of Operations for the year ended December 31, 2012 and December 31, 2011, (iii) the Statements of Cash Flows for the year ended December 31, 2012 and December 31, 2011, (iv) the Statements of Changes in Members’ Equity for the year ended December 31, 2012 and (v) the Notes to Financial Statements(2).

(1)	Incorporated by reference to the Fund’s Registration Statement on Form S-1 (No. 333-154278), as amended.

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/s/ DAVID FAHY
David Fahy President of the Manager and Principal Executive Officer of Registrant. Date: February 15, 2013

By:	/S/ JOHN PAPATSOS
John Papatsos Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant Date: February 15, 2013

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.