Form 10-Q
period 2013-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2013-05-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

There were 9,488,337 shares of limited liability company membership interests outstanding at May 15, 2013.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$26,231,195	$32,121,997
Restricted cash	1,821,870	1,785,172
Net investment in finance lease	725,506	792,557
Lease receivable	1,243,745	1,319,633
Maintenance reserve and other receivables	387,738	410,198
Other assets	309,320	—

Total Current Assets	30,719,374	36,429,557

Non-current Assets
Net investment in finance lease	1,655,320	1,789,347
Leased equipment at cost (net of accumulated depreciation of $4,469,714 and $3,563,548, respectively)	51,532,410	46,262,573

Total Non-current Assets	53,187,730	48,051,920

Total Assets	$83,907,104	$84,481,477

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$104,499	$33,784
Deferred finance and rental income	454,267	215,691
Distribution payable	647,178	649,885
Other payables	296,365	176,516

Total Current Liabilities	1,502,309	1,075,876

Non-current Liabilities
Maintenance reserves and other payables	2,755,736	2,354,943

Total Non-current Liabilities	2,755,736	2,354,943

Total Liabilities	$4,258,045	$3,430,819

Commitments and Contingencies (Note 7)

Members’ Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,524,980 shares as of March 31, 2013 and 9,564,814 shares as of December 31, 2012, net of repurchases	70,153,504	72,382,031

Accumulated surplus	9,495,555	8,668,627

Total Members’ Equity	79,649,059	81,050,658

Total Liabilities and Members’ Equity	$83,907,104	$84,481,477

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	March 31, 2013	March 31, 2012

REVENUE

Participating interest income (related party)	$—	$36,637
Finance and rental income	2,054,037	2,142,641
Gain on sale of participating interest (related party)	—	1,859,964
Other income	6,856	—

Total revenue	2,060,893	4,039,242

EXPENSES

Operating expenses (related party)	94,710	145,363
Management fees (related party)	109,156	109,958
Depreciation	906,166	1,152,834
Other expenses	123,932	124,152

Total expenses	1,233,964	1,532,307

Net income	$826,929	$2,506,935

Basic and diluted earnings per share	$0.09	$0.30

Weighted average number of shares outstanding: basic and diluted	9,534,717	8,299,816

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2013	March 31, 2012
Cash flow from operating activities:
Net income	$826,929	$2,506,935

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	906,166	1,152,834
Gain on sale of participating interest	—	(1,859,964)
Changes in operating assets and liabilities:
Fees payable (related party)	70,715	40,922
Lease receivables	75,888	(904,762)
Net investment in finance lease	201,078	70,088
Other receivables	31,910	192,618
Other payables	119,849	(85,032)
Deferred finance and rental income	238,576	(232,923)
Other assets	(309,320)	—

Net cash provided by operating activities	2,161,791	880,716

Cash flow from investing activities:
Proceeds from participating interest—Future lease income (related party)	—	165,495
Purchase of equipment	(6,176,003)	(223,000)
Restricted cash	(36,698)	(62,415)
Security Deposit	354,645	—

Net cash (used in) investing activities	(5,858,056)	(119,920)

Cash flow from financing activities:

Proceeds from issuance of shares	—	24,002,606
Payment of offering related expenses	—	(2,554,654)
Distribution paid to members	(1,881,602)	(979,791)
Capital contributions received in advance	—	(10,000)
Repurchase of shares	(349,633)	—
Maintenance reserves	36,698	62,415

Net cash (used in)/provided by financing activities	(2,194,537)	20,520,576

Net (decrease) increase in cash and cash equivalents	(5,890,802)	21,281,372

Cash and cash equivalents, beginning of the period	32,121,997	10,328,871

Cash and cash equivalents, end of the period	$26,231,195	$31,610,243

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Issuance of shares under distribution reinvestment plan	$—	$500,092
Accrued offering cost	$—	$123,067
Maintenance reserve receivable	$9,450	$228,594
Accrued purchase of equipment	$61,257	$—

See accompanying notes to the Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members’ shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total
Balance at December 31, 2012	9,564,814	$71,301,468	$1,080,564	$8,608,829	$59,797	$81,050,658
Repurchase of shares	(39,834)	(349,633)	—	—	—	(349,633)
Distribution to members		(1,846,980)	(31,915)	—	—	(1,878,895)
Net income		—	—	812,883	14,046	826,929

Balance at March 31, 2013	9,524,980	$69,104,855	$1,048,649	$9,421,712	$73,843	$79,649,059

(1)	Additional members represent all members other than the Managing member.

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

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager” or the “Managing member”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager made an initial capital contribution of $5,000. The Manager made additional capital contributions to the fund on March 31, 2010 and June 22, 2010 for $500,000 and $1,000,000, respectively. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments.

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

As of March 31, 2013, the Fund has received and accepted cumulative subscriptions shares (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) for 9,524,980 of limited liability company interest (“shares”) for $83,697,297 net of offering costs, including the capital contributions from the Manager.

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

The useful life of an asset is based on an asset’s lease term. Once an asset comes off lease or is re-leased, the Fund reassesses the useful life of the asset.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The lease term of each type of leased equipment is as follows:

Lease term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	3
Self-serve checkout equipment	5
Flat bed rail cars	2
Racetrack equipment	4
Smart safes	5
Machine tool equipment	5

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

The lessee is generally responsible for the ongoing maintenance costs of the equipment.

Net investment in finance lease

If a lease meets specific criteria under GAAP at the inception of the lease, then the Fund recognizes the lease as a Net Investment in finance lease on its Balance Sheets. The amounts recognized for finance leases consist of lease receivables, plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

Maintenance reserve

For the Fund’s aircraft asset, the lessee is responsible for performing major maintenance on the components of the aircraft, including the engines, airframe, landing gear etc, at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines and the lease agreement. The lessee is required under the lease agreement to pay the Fund additional rentals, calculated monthly, which are based on the prior month’s flight hours and flight cycles. These additional rentals are recognized as maintenance reserve on the Fund’s Balance Sheets. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. During November 2012, one of the two CF 34 8C1 engines from the CRJ700 ER Bombardier regional jet was sent to a U.S. maintenance shop for upgrade to 8C5B1. The scheduled engine upgrade to 8C5B1 was completed during March 2013, however, the lessee has not yet provided details of the work performed which would allow the Fund to determine the portion of the maintenance reserves collected that can be reimbursed to the lessee. The Fund does not expect to recognize any revenue from this shop visit nor any additional costs. Based on the current accumulated flight hours and cycles, it is likely that the second CF 34 8C1 engine will need to be sent to shop for upgrade during 2014.

The CFM 56 – 7B aircraft engines have not yet gone on wing and have not clocked up any flight hours/cycles and accordingly are not expected to go for a maintenance shop visit during 2013.

Maintenance reserves are only applicable to the Fund’s aviation assets.

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

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded for the quarter ended March 31, 2013 and 2012.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the quarter ended March 31, 2013 and 2012.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the quarter ended March 31, 2013 and 2012.

3. LEASED EQUIPMENT AT COST

In March 2013, as part of a master lease program, the Fund purchased additional new smart safes for $407,037, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease to a company which owns, operates or franchises over 3,200 restaurants in 42 U.S. states and in 28 countries, for a period of 60 months. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $8,184 are to be received monthly for the safes purchased by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value not exceeding 29% of the asset’s cost, at the end of the lease term of 60 months.

In March 2013, the Fund entered into a sale and leaseback arrangement over a machine tool equipment line for $5,768,966. The equipment is used in the manufacture of aluminum wheels and consists of seventeen individual high volume automated precision machine tool items including a Mori Seiki 5 Axis Milling Center and an Okuma Vertical Turning Center. The equipment is on lease to a leading U.S. manufacturer and supplier of steel and aluminum wheels for a period of 55 months. No leverage was used to finance this acquisition by the Fund. Rentals of $118,215 are to be received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may continue to rent the equipment under a renewed lease agreement or purchase the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Leased equipment at cost consists of the following:

	March 31, 2013	December 31, 2012
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	9,758,734	9,758,734
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	6,742,510	6,742,510
Racetrack equipment	3,763,611	3,763,611
Smart safes	2,532,629	2,125,592
Machine tool equipment	5,768,966	—
Less: Accumulated depreciation	(4,469,714)	(3,563,548)

	$51,532,410	$46,262,573

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period April 1 to December 31, 2013	$7,934,621
For the year ending December 31, 2014	6,365,030
For the year ending December 31, 2015	5,526,724
For the year ending December 31, 2016	5,100,824
For the year ending December 31, 2017	3,938,741
Thereafter	6,348,850

$35,214,790

The Fund is exposed to risks under these transactions, including risk associated with a leasing client’s creditworthiness and the future market value of the equipment. Although the Fund currently has no reason to believe that its clients will fail to meet their contractual obligations, a risk of loss to the Fund exists should a client fail to meet its payment obligations under the lease. As at March 31, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to racing track equipment and furniture.

Net investment in finance lease (current and non-current) consists of the following:

	March 31, 2013	December 31, 2012
Minimum lease payments receivable	$2,412,519	$2,686,145
Estimated residual values of leased property (unguaranteed)	478,495	478,495
Less: Unearned income	(510,188)	(582,736)

Net investment in finance lease	$2,380,826	$2,581,904

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period April 1 to December 31, 2013	$701,299
For the year ending December 31, 2014	673,326
For the year ending December 31, 2015	618,032
For the year ending December 31, 2016	419,862
For the year ending December 31, 2017	—

$2,412,519

The Fund is exposed to risks under this transaction, including risk associated with the leasing client’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the client will fail to meet their contractual obligations, a risk of loss to the Fund exists should the client fail to meet its payment obligations under the lease. As at March 31, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

Macquarie Capital (USA) Inc. (the “dealer manager”), a member of the Macquarie Group of companies, acted as dealer manager for the Fund during the Fund offering period and managed a group of selling dealers, including other unaffiliated broker dealers.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

For the quarters ended March 31, 2013 and 2012, the Fund has accrued, in commissions and fees payable (related party) in the Fund’s balance sheet, or paid to the Manager or its affiliates the following amounts:

Entity	Capacity	Description	Quarter ended
			March 31, 2013	March 31, 2012

Macquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$—	$410,293
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$—	$540,027
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$—	$2,083
Macquarie Asset Management Inc.	Manager	Acquisition fees (2)	$178,355	$—
Macquarie Asset Management Inc.	Manager	Management fee (3)	$109,156	$109,958
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	$94,710	$145,363
Macquarie Asset Management Inc.	Manager	Outperformance fee (3)	$18,816	$14,799

(1)	Amount charged directly to member’s equity.
(2)	Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.
(3)	Amount charged directly to operations.

6. EQUITY CONTRIBUTION

As at March 31, 2013, the Fund received and accepted subscriptions (including the DRP shares and net of repurchase of shares) for 9,524,980 shares of limited liability company interest for $83,697,297 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs.

7. COMMITMENTS AND CONTINGENCIES

On March 19, 2013, the Fund entered into a commitment to acquire an aircraft for $19 million and paid a commitment fee of $250,000 to the seller, which is included in Other assets. The aircraft is a 2003 vintage Airbus model A320-200 aircraft, bearing manufacturer’s serial number 2090 equipped with two engines.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. SUBSEQUENT EVENTS

The Fund finalized the acquisition of an Airbus A320 aircraft for approximately $19 million on May 5, 2013. The aircraft is a 2003 vintage Airbus model A320-200 aircraft, bearing manufacturer’s serial number 2090 equipped with two engines. The aircraft is on lease to a major airline in Oceania and operates internationally. Rentals of $705,000 are to be received quarterly in advance until end of lease in September 2015 at which time the carrier may return the aircraft or continue to rent it under a renewed lease agreement. No leverage was used to finance this acquisition by the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 15, 2013, and with our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 15, 2008, as amended (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As at March 31, 2013, the Fund has received and accepted subscriptions (including the DRP shares and net of repurchase of shares) for 9,524,980 shares of limited liability company interest for $83,697,297 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, excluding the offering costs. As of May 15, 2013, the Fund has received and accepted cumulative subscriptions (including the DRP shares and net of repurchase of shares) for 9,488,337 shares for $83,380,220, net of offering costs.

Recent Transactions

We engaged in the following transactions during quarter ended March 2013:

In March 2013, the Fund entered into a sale and leaseback arrangement over a machine tool equipment line for $5,768,966. The equipment is used in the manufacture of aluminum wheels and consists of seventeen individual high volume automated precision machine tool items including a Mori Seiki 5 Axis Milling Center and an Okuma Vertical Turning Center. The equipment is on lease to a leading U.S. manufacturer and supplier of steel and aluminum wheels for a period of 55 months. No leverage was used to finance this acquisition by the Fund. Rentals of $118,215 are to be received monthly by the Fund in U.S. dollars. At the end of the lease term, the lessee may continue to rent the equipment under a renewed lease agreement or purchase the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

In March 2013, as part of a master lease program, the Fund purchased additional new smart safes for $407,037, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease to a company which owns/operates franchises with over 3,200 restaurants in the U.S. for a period of 60 months. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $8,184 are to be received monthly for the safes purchased by the Fund in U.S. dollars. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider also has an option to request the purchase of the safes for fair market value but not exceeding 29% of the asset’s cost, at the end of the lease term of 60 months.

Results of Operations for the Quarters Ended March 31, 2013 and 2012

Total revenue for the quarter ended March 31, 2013 decreased by $1,978,349 as compared to quarter ended March 31, 2012. The decrease in revenue is primarily due to a non-recurring gain on sale of an interest in a portfolio of aircraft engines on lease in Australia, which took place in first quarter of 2012.

Total expenses for the quarter ended March 31, 2013 decreased by $298,343 as compared to quarter ended March 31, 2012. This decrease is primarily related to a decrease in depreciation expense, due to various equipment sale transactions during the first and second quarter of 2012. As a result of the foregoing factors, the net income for the quarter ended March 31, 2013 was $826,929.

The Fund worked on a number of equipment transactions during the first quarter of 2013 and closed some of these transactions. No leverage was used to finance these transactions. The Fund is almost fully invested but will continue to review additional investment and debt leverage opportunities on an ongoing basis.

Financial Condition

This section discusses the major balance sheet variances from March 31, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased by $574,373, from $84,481,477 as of December 31, 2012 to $83,907,104 as of March 31, 2013. The decrease in total assets is primarily due to various equipment sale transactions during the first and second quarter of 2012. This decrease is offset by additional equipment purchased in the first quarter of 2013.

Total Liabilities

Total liabilities increased by $827,226, from $3,430,819 as of December 31, 2012 to $4,258,045 as of March 31, 2013. The increase in total liabilities is primarily the result of additional rentals accrued for maintenance reserves for one of our aircraft assets, which are recognized as a liability and the lease rentals security deposit received from the lessee of the machine tool equipment. The increase is also due to additional amounts of rental received in advance in 2013 as compared to 2012 and the amount payable to service providers for the acquisition of additional equipment.

Equity

Equity decreased by $1,401,599, from $81,050,658 as of December 31, 2012 to $79,649,059 as of March 31, 2013. The decrease in equity is primarily due to distribution made to investors and shares redeemed in first quarter of 2013. This decrease was offset by net income earned during the first quarter of 2013.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the quarter ended March 31, 2013 and 2012.

	March 31, 2013	March 31, 2012
Net cash provided by (used in) :
Operating activities	$2,161,791	$880,716
Investing activities	(5,858,056)	(119,920)
Financing activities	(2,194,537)	20,520,576

Net (decrease) increase in cash and cash equivalents	$(5,890,802)	$21,281,372

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

At March 31, 2013, the Fund had cash and cash equivalents of $26,231,195. The increase in cash provided by operating activities is primarily attributable to outstanding rentals received and rentals received in advance on some of our leases. It is also due to the increase in the finance and rental income due to additional lease transactions. The increase in cash used in investing activities is primarily attributable to the purchase of machine tool equipment for $5,768,966 and the purchase of additional new smart safes for $407,037. This decrease was offset by the lease rentals security deposit of $354,645 received from the lessee of the machine tool equipment. Cash provided by financing activities decreased primarily due to our offering period ending on March 19, 2012. During November 2012, one of the two CF 34 8C1 engines from the CRJ700 ER Bombardier regional jet was sent to a U.S. maintenance shop for upgrade to 8C5B1. The engine upgrade to 8C5B1 was completed during March 2013. The Fund will reimburse (only up to the amount of cash already collected from the lessee that relates to the maintenance work performed) the lessee for the cost of the maintenance to the extent that the lessee has met its obligations under the lease.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds are held in an operating and a money market account at Wells Fargo Bank, N.A.

Sources and Uses of Cash

Our offering period ended and our operating period commenced on March 19, 2012. As at March 31, 2013, the Fund has received and accepted cumulative subscriptions (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) for 9,524,980 shares of limited liability company interest (“shares”) for $83,697,297 net of offering costs, including the capital contributions from the Manager. We raised less than the maximum $157,200,000 in total capital in the period from the inception of the Fund to the end of our offering period. The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising. We believe that this amount is sufficient to meet our investment objectives.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $1,881,602 for quarter ended March 31, 2013.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Purchase Commitments

On March 19, 2013, the Fund entered into a commitment to acquire an aircraft for $19 million and paid a commitment fee of $250,000 to the seller. The aircraft is a 2003 vintage Airbus model A320-200 aircraft, bearing manufacturer’s serial number 2090 equipped with two engines. The aircraft is on lease to a major airline in Oceania and operates internationally. The transaction closed on May 5, 2013. Rentals of $705,000 are to be received quarterly in advance until end of lease in September 2015 at which time the carrier may return the aircraft or continue to rent it under a renewed lease agreement.

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

There have been no material changes to the disclosures reported in our Form 10-K, dated February 15, 2013.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

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

As at May 15, 2013 we have used approximately $92.25 million of the offering proceeds to acquire a participation interest in a portfolio of commercial jet aircraft engines (sold in March 2012), a 2002 vintage Bombardier CRJ-700ER aircraft, 451 self-serve kiosks on lease to a major U.S. retailer, an ETS-364B semiconductor test system (sold in May 2012), various items of furniture, office and other related equipments on lease to leading U.S. owner and operator of senior housing and retirement communities, semiconductor manufacturing tools of various makes on lease to a major global manufacturer of semiconductor products (sold in June 2012), aircraft engines on lease to a leading Dubai based low cost airline, flat bed rail cars on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines, machine tool equipment on lease to a U.S. aluminum wheel manufacturer and an Airbus A320 aircraft on lease to an Oceanian airline.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY

Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: May 15, 2013

By:	/S/ JOHN PAPATSOS

Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: May 15, 2013

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) the Statement of Operations for the Quarters Ended March 31, 2013 and 2012 (Unaudited), (iii) the Statements of Cash Flows for the Quarters Ended March 31, 2013 and 2012 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Quarter Ended March 31, 2013 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1