Form 10-Q
period 2013-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2013-08-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

There were 9,462,648 shares of limited liability company membership interests outstanding at August 14, 2013.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$7,403,159	$32,121,997
Restricted cash	1,852,011	1,785,172
Net investment in finance lease	719,966	792,557
Lease receivables	1,504,715	1,319,633
Maintenance reserve and other receivables	501,692	410,198

Total Current Assets	11,981,543	36,429,557

Non-current Assets
Net investment in finance lease	1,512,735	1,789,347
Leased equipment at cost (net of accumulated depreciation of $5,654,200 and $3,563,548, respectively)	69,899,276	46,262,573

Total Non-current Assets	71,412,011	48,051,920

Total Assets	$83,393,554	$84,481,477

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$203,939	$33,784
Deferred finance and rental income	887,074	215,691
Distribution payable	623,887	649,885
Other payables	115,865	176,516

Total Current Liabilities	1,830,765	1,075,876

Non-current Liabilities
Maintenance reserves and other payables	2,892,475	2,354,943

Total Non-current Liabilities	2,892,475	2,354,943

Total Liabilities	$4,723,240	$3,430,819

Commitments and Contingencies

Members’ Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,488,337 shares as of June 30, 2013 and 9,564,814 shares as of December 31, 2012, net of repurchases	67,943,965	72,382,031

Accumulated surplus	10,726,349	8,668,627

Total Members’ Equity	78,670,314	81,050,658

Total Liabilities and Members’ Equity	$83,393,554	$84,481,477

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUE

Participating interest income (related party)	$—	$—	$—	$36,637
Finance and rental income	2,780,368	2,441,415	4,834,405	4,584,056
Gain on sale of participating interest (related party)	—	—	—	1,859,964
Net gain on sale of leased equipment	—	4,173,733	—	4,173,733
Other income	2,768	—	9,624	—

Total revenue	2,783,136	6,615,148	4,844,029	10,654,390

EXPENSES

Operating expenses (related party)	80,770	104,478	175,480	249,841
Management fees (related party)	163,753	114,275	272,909	224,233
Depreciation	1,184,487	1,214,597	2,090,653	2,367,431
Other expenses	123,332	66,977	247,264	191,129

Total expenses	1,552,342	1,500,327	2,786,306	3,032,634

Net income	$1,230,794	$5,114,821	$2,057,723	$7,621,756

Basic and diluted earnings per share	$0.13	$0.53	$0.22	$0.85

Weighted average number of shares outstanding: basic and diluted	9,500,634	9,618,679	9,517,582	8,959,247

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flow from operating activities:

Net income	$2,057,723	$7,621,756

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,090,653	2,367,431
Gain on sale of participating interest	—	(1,859,964)
Net gain on sale of leased equipment	—	(4,173,733)
Changes in operating assets and liabilities:
Fees payable (related party)	170,155	189,520
Lease receivables	(185,082)	(330,167)
Net investment in finance lease	349,203	159,790
Other receivables	24,553	192,836
Other payables	(64,599)	(112,634)
Deferred finance and rental income	671,383	(384,420)

Net cash provided by operating activities	5,113,989	3,670,415

Cash flow from investing activities:
Proceeds from participating interest - Future lease income (related party)	—	165,495
Proceeds from sale of participating interest (related party)	—	7,299,716
Proceeds from sale of leased equipment	—	8,734,091
Purchase of equipment	(25,723,408)	(6,965,510)
Restricted cash	(66,839)	(171,721)
Investment in capital leased equipment	—	(669,010)
Security deposit	354,645	—

Net cash (used in)/provided by investing activities	(25,435,602)	8,393,061

Cash flow from financing activities:

Proceeds from issuance of shares	—	24,411,556
Payment of offering related expenses	—	(2,725,652)
Distribution paid to members	(3,797,354)	(2,670,252)
Capital contributions received in advance	—	(10,000)
Repurchase of shares	(666,710)	(296,054)
Maintenance reserves	66,839	171,721

Net cash (used in)/provided by financing activities	(4,397,225)	18,881,319

Net (decrease) increase in cash and cash equivalents	(24,718,838)	30,944,795

Cash and cash equivalents, beginning of the period	32,121,997	10,328,871

Cash and cash equivalents, end of the period	$7,403,159	$41,273,666

Supplemental disclosures of cash flow information

Non cash investing and financing activities

Issuance of shares under distribution reinvestment plan	$—	$703,348
Accrued offering cost	$—	$(473)
Maintenance reserve receivable	$116,048	$206,452
Accrued purchase of equipment	$3,948	$—

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members’ shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2012	9,564,814	$71,301,468	$1,080,564	$8,608,829	$59,797	$81,050,658
Repurchase of shares	(39,834)	(349,633)	—	—	—	(349,633)
Distribution to members		(1,846,980)	(31,915)	—	—	(1,878,895)
Net income		—	—	812,883	14,046	826,929

Balance at March 31, 2013	9,524,980	$69,104,855	$1,048,649	$9,421,712	$73,843	$79,649,059

Repurchase of shares	(36,643)	(317,077)	—	—	—	(317,077)
Distribution to members		(1,860,193)	(32,269)	—	—	(1,892,462)
Net income		—	—	1,209,807	20,987	1,230,794

Balance at June 30, 2013	9,488,337	$66,927,585	$1,016,380	$10,631,519	$94,830	$78,670,314

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements.

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

As of June 30, 2013, the Fund has received and accepted cumulative subscriptions (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of 9,488,337 shares of limited liability company interest (“shares”) for $83,380,220 net of offering costs, including the capital contributions from the Manager.

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

Restricted Cash

Restricted cash consists of cash collected from the lessee of the CRJ 700ER aircraft for maintenance costs.

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

Leased Equipment at Cost

Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct costs (such as freight, installation, acquisition fees and expenses, legal fees and inspection fees) associated with the leases are capitalized as part of the cost of the leased equipment and depreciated over the lease term.

The useful life of an asset is based on an asset’s lease term. Once an asset comes off lease or is re-leased, the Fund reassesses the useful life of the asset.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The lease term from the acquisition date by the Fund of each item of equipment is as follows:

Lease term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft Bombardier CRJ 700 ER	3
Self-serve checkout equipment	5
Flat bed rail cars	2
Racetrack equipment	4
Smart safes	5
Machine tool equipment	5
Aircraft (Airbus model A320-200)	2.5

The residual values are determined by the Fund’s Manager and are calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, industry valuers, auction data, internal sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

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

Upon the end of a lease term, if the lessee has not met the return conditions as set out in the lease, the Fund is entitled in certain cases to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat such payments as revenue. No such compensation was received for the six month period ended June 30, 2013.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

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

Maintenance reserve

For the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible under the lease agreement for the costs of major maintenance on the components of the aircraft, including the engines, airframe, landing gear etc, at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required under the lease agreement to pay the Fund additional rentals, calculated monthly, which are based on the prior month’s flight hours and flight cycles. These additional rentals are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheets. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. During November 2012, one of the two CF 34 8C1 engines from the Bombardier CRJ 700 ER aircraft was sent to a U.S. maintenance shop for upgrade to CF 34 8C5B1. The scheduled engine upgrade to CF 34 8C5B1 was completed during March 2013. The Fund does not expect to recognize any revenue nor any additional costs from this shop visit. Based on discussions with the lessee, it is likely that the second CF 34 8C1 engine will need to be sent to shop for upgrade during third quarter of 2013.

The CFM 56 – 7B aircraft engines went on wing for the first time during the current quarter and are not expected to go for a maintenance shop visit during 2013.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Cash is only collected for maintenance costs on the Fund’s CRJ 700 ER aircraft.

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

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as at June 30, 2013 and December 31, 2012.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the quarters and six months ended June 30, 2013 and 2012.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the quarters and six months ended June 30, 2013 and 2012.

3. LEASED EQUIPMENT AT COST

a) Smart Safe Equipment

In March 2013, as part of a master lease program, the Fund purchased additional new smart safes for $407,037, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease to a company which owns, operates or franchises over 3,200 restaurants in 42 U.S. states and 28 countries, for a period of 60 months. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $8,184 are received monthly for the safes. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value not exceeding 29% of the asset’s cost, at the end of the lease term of 60 months.

b) Machine Tool Equipment

In March 2013, the Fund entered into a sale and leaseback arrangement and purchased a machine tool equipment line for $5,768,966. The equipment is used in the manufacture of aluminum wheels and consists of seventeen individual high volume automated precision machine tool items including a Mori Seiki 5 Axis Milling Center and an Okuma Vertical Turning Center. The equipment is on lease to a leading U.S. manufacturer and supplier of steel and aluminum wheels for a period of 55 months. No leverage was used to finance this acquisition by the Fund. Rentals of $118,215 are received monthly. At the end of the lease term, the lessee may continue to rent the equipment under a renewed lease agreement or purchase the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

c) Airbus A320-200 aircraft

The Fund acquired an Airbus A320-200 aircraft for $19,551,352 on May 5, 2013. The aircraft is a 2003 vintage Airbus model A320-200 aircraft equipped with two engines. The aircraft is on lease to a major airline in Oceania and operates internationally. Rentals of $705,000 are to be received quarterly in advance until the end of the lease in September 2015, at which time the airline may return the aircraft or continue to rent it under a renewed lease agreement. No leverage was used to finance this acquisition by the Fund.

Leased equipment at cost consists of the following:

	June 30, 2013	December 31, 2012
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,758,734	9,758,734
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	6,742,510	6,742,510
Racetrack equipment	3,763,611	3,763,611
Smart safes	2,532,629	2,125,592
Machine tool equipment	5,768,966	—
Aircraft (Airbus model A320-200)	19,551,352	—
Less: Accumulated depreciation	(5,654,200)	(3,563,548)

	$69,899,276	$46,262,573

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period July 1 to December 31, 2013	$7,339,728
For the year ending December 31, 2014	9,185,030
For the year ending December 31, 2015	7,581,847
For the year ending December 31, 2016	5,100,825
For the year ending December 31, 2017	3,938,741
Thereafter	6,348,850

$39,495,021

The Fund is exposed to risks under these transactions, including risk associated with a lessee’s creditworthiness and the future market value of the equipment. Although the Fund currently has no reason to believe that the lessee will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under the lease. As at June 30, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to racing track equipment and furniture.

Net investment in finance lease (current and non-current) consists of the following:

	June 30, 2013	December 31, 2012
Minimum lease payments receivable	$2,197,491	$2,686,145
Estimated residual values of leased property (unguaranteed)	478,495	478,495
Less: Unearned income	(443,285)	(582,736)

Net investment in finance lease	$2,232,701	$2,581,904

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rental receivable over the next 5 years consist of the following:

For the period July 1 to December 31, 2013	$486,271
For the year ending December 31, 2014	673,326
For the year ending December 31, 2015	618,032
For the year ending December 31, 2016	419,862
For the year ending December 31, 2017	—

$2,197,491

The Fund is exposed to risks under this transaction, including risk associated with the lessee’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the lessee will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under the lease. As at June 30, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

The organization and offering expense allowance are required not to exceed the actual fees and expenses incurred by the Manager or its affiliates in connection with the Fund’s organization and offering and were calculated as follows:

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

For the quarters and six months ended June 30, 2013 and 2012, the Fund has accrued, in commissions and fees payable (related party) in the Fund’s balance sheet, or paid to the Manager or its affiliates the following amounts:

			Quarter ended		Six Months ended
Entity	Capacity	Description	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Macquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$—	$6,543	$—	$416,837
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$—	$9,442	$—	$549,469
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$—	$19	$—	$2,103
Macquarie Asset Management Inc.	Manager	Acquisition fees (2)	$570,000	$214,301	$748,355	$214,301
Macquarie Asset Management Inc.	Manager	Management fee (3)	$163,753	$114,275	$272,909	$224,233
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	$80,770	$104,478	$175,480	$249,841
Macquarie Asset Management Inc.	Manager	Outperformance fee (3)	$19,158	$18,937	$37,974	$33,736

(1)	Amount charged directly to member’s equity.
(2)	Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.
(3)	Amount charged directly to operations.

6. EQUITY CONTRIBUTION

The fund’s offering period finished on March 19, 2012 and the operating period commenced. As at June 30, 2013, the Fund received and accepted subscriptions (including the DRP shares and net of repurchase of shares) of 9,488,337 shares of limited liability company interest for $83,380,220 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs.

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

The Fund offering was for a total of 15,000,000 Shares at a price of $10.00 per share, subject to certain reductions. The Fund also offered up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Manager has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As at June 30, 2013, the Fund has received and accepted subscriptions (including the DRP shares and net of repurchase of shares) of 9,488,337 shares of limited liability company interest for $83,380,220, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs. As of August 14, 2013, the Fund has received and accepted cumulative subscriptions (including the DRP shares and net of repurchase of shares) of 9,462,648 shares for $83,156,812, net of offering costs.

Second Quarter Transactions

The Fund finalized the acquisition of an Airbus A320 aircraft for a total purchase price of $19,551,352 on May 5, 2013. The aircraft is a 2003 vintage Airbus model A320-200 aircraft, manufacturer’s serial number 2090. The aircraft is on lease to a major airline in Oceania and operates internationally. Rentals of $705,000 are payable quarterly in advance until the end of the lease in September 2015 at which time the airline may return the aircraft or continue to rent it under a renewed lease agreement. No leverage was used to finance the aircraft acquisition by the Fund.

Results of Operations for the Quarters and Six Months Ended June 30, 2013 and 2012

Total revenue for the quarter and six months ended June 30, 2013 decreased by $3,832,012 and $5,810,361 respectively, as compared to the quarter and six months ended June 30, 2012. The decrease in revenue is primarily due to a non-recurring gain from sale of semi conductor equipment and sale of an interest in a portfolio of aircraft engines on lease in Australia, both these transactions were entered in first two quarters of 2012. This decrease is partially offset by an increase in rental income from additional equipment purchased in the last two quarters of 2012 and first two quarters of 2013.

Total expenses for the quarter ended June 30, 2013 increased by $52,015 as compared to the quarter ended June 30, 2012 due to increase in asset management fee expense on purchase of additional equipment in the last two quarters of 2012 and first two quarters of 2013 and also due to increase in other expenses. Total expenses for the six months ended June 30, 2013 decreased by $246,328 as compared to the six months ended June 30, 2012 due to a decrease in depreciation expense as a result of sales of equipment during the first and second quarter of 2012. This decrease was partially offset by increase in asset management fee expense.

As a result of the foregoing factors, the net income for the quarter and six months ended June 30, 2013 was $1,230,794 and $2,057,723 respectively.

The Fund worked on a number of equipment transactions during the first two quarters of 2013 and closed some of these transactions. No leverage was used to finance these transactions. The Fund is almost fully invested but will continue to review additional equipment investment and debt leverage opportunities on the existing equipment portfolio and new equipment investment opportunities on an ongoing basis.

Financial Condition

This section discusses the major balance sheet variances from June 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased by $1,087,923, from $84,481,477 as of December 31, 2012 to $83,393,554 as of June 30, 2013. The decrease in total assets is primarily due to depreciation charged on leased equipment during the first and second quarters of 2013.

Total Liabilities

Total liabilities increased by $1,292,421, from $3,430,819 as of December 31, 2012 to $4,723,240 as of June 30, 2013. The increase in total liabilities is primarily the result of rentals received in advance for some of the leases, particularly for the Airbus A320-200 aircraft, for which the lessee is required to pay quarterly rental in advance. The increase is also due to additional rentals accrued for maintenance of CRJ 700ER aircraft, which are recognized as a liability in the Fund’s Balance Sheets and the lease rentals security deposit received from the lessee of the machine tool equipment.

Equity

Equity decreased by $2,380,344, from $81,050,658 as of December 31, 2012 to $78,670,314 as of June 30, 2013. The decrease in equity is primarily due to distributions made to investors and shares redeemed in first two quarters of 2013. This decrease was offset by net income earned during this period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the six months ended June 30, 2013 and 2012.

	June 30, 2013	June 30, 2012
Net cash provided by (used in) :
Operating activities	$5,113,989	$3,670,415
Investing activities	(25,435,602)	8,393,061
Financing activities	(4,397,225)	18,881,319

Net (decrease) increase in cash and cash equivalents	$(24,718,838)	$30,944,795

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

At June 30, 2013, the Fund had cash and cash equivalents of $7,403,159. The cash provided by operating activities is primarily attributable to increase in collection of equipment rentals due to purchase of additional equipment by the Fund and where applicable, rentals received in advance on some of our leases. This increase is also due to increase in the finance income on additional finance leases. The cash used in investing activities is primarily attributable to the purchase of Airbus model A320-200 aircraft for $19,551,352, purchase of machine tool equipment for $5,768,966 and the purchase of additional new smart safes for $407,037. This increase was partially offset by the lease rentals security deposit of $354,645 received from the lessee of the machine tool equipment. The cash used in financing activities for the six months ended June 30, 2013 consisted primarily of distributions to members.

During November 2012, one of the two CF 34 8C1 engines from the Bombardier CRJ 700 ER aircraft was sent to a U.S. maintenance shop for upgrade to CF 34 8C5B1. The engine upgrade to CF 34 8C5B1 was completed during March 2013. The Fund will reimburse (only up to the amount of cash already collected from the lessee that relates to the specific maintenance work performed) the lessee for the cost of the maintenance to the extent that the lessee has met its obligations under the lease.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds are held in an operating and a money market account at Wells Fargo Bank, N.A.

Sources and Uses of Cash

Our offering period ended and our operating period commenced on March 19, 2012. As at June 30, 2013, the Fund has received and accepted cumulative subscriptions (including the Distribution Reinvestment Plan, or “DRP”, shares and net of repurchase of shares) of 9,488,337 shares of limited liability company interest (“shares”) for $83,380,220 net of offering costs, including the capital contributions from the Manager. Although we raised less than the maximum $157,200,000 capital in the period from the inception of the Fund to the end of our offering period, we believe that the amount raised is sufficient to meet our investment objectives.

The rate of our capital raising was initially impacted by poor general economic conditions in the U.S., which produced a number of consequential industry effects which further dampened our rate of capital raising.

The Fund’s main activities and our main use of cash has been to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments which are denominated in US$ and on lease to corporate clients around the world. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

Sources of Liquidity

Cash generated from our financing activities was our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities (from debt borrowings, if required), as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, funding of new investment opportunities, payment of management fees, equipment maintenance events and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $1,915,753 and $3,797,354 during the quarter and six months ended June 30, 2013, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at June 30, 2013.

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

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As at August 14, 2013 we have used approximately $92,067,923 of the offering and equipment sale proceeds to acquire the following assets:

Asset Type	Purchase Price
Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,758,734
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	1,681,853
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	6,742,510
Racetrack equipment	5,311,507
Smart safes	2,532,629
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352

$92,067,923

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: August 14, 2013

By:	/S/ JOHN PAPATSOS
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: August 14, 2013

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012, (ii) the Statement of Operations for the Quarters and Six Months Ended June 30, 2013 and 2012 (Unaudited), (iii) the Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Quarters Ended March 31, 2013 and June 30, 2013 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1