Form 10-Q
period 2013-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2013-11-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File Number: 000-53904

MACQUARIE EQUIPMENT LEASING FUND, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3291543
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

There were 9,459,384 shares of limited liability company membership interests outstanding at November 14, 2013.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$7,740,786	$32,121,997
Restricted cash	1,876,366	1,785,172
Net investment in finance lease	655,395	792,557
Lease receivables	1,532,117	1,319,633
Maintenance reserve and other receivables	716,638	410,198
Total Current Assets	12,521,302	36,429,557

Non-current Assets
Net investment in finance lease	1,385,761	1,789,347
Leased equipment at cost (net of accumulated depreciation of $6,917,765 and $3,563,548, respectively)	69,187,627	46,262,573
Total Non-current Assets	70,573,388	48,051,920

Total Assets	$83,094,690	$84,481,477

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$314,752	$33,784
Deferred finance and rental income	956,905	215,691
Distribution payable	622,197	649,885
Other payables	75,558	176,516
Maintenance reserve	2,497,787	-
Total Current Liabilities	4,467,199	1,075,876

Non-current Liabilities
Maintenance reserves and other payables	582,281	2,354,943
Total Non-current Liabilities	582,281	2,354,943

Total Liabilities	5,049,480	3,430,819

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,462,649 shares as of September 30, 2013 and 9,564,814 shares as of December 31, 2012, net of repurchases	65,812,474	72,382,031
Accumulated surplus	12,232,736	8,668,627
Total Members’ Equity	78,045,210	81,050,658

Total Liabilities and Members’ Equity	$83,094,690	$84,481,477

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUE

Participating interest income (related party)	$-	$-	$-	$36,637
Finance and rental income	3,074,605	1,582,769	7,909,010	6,166,825
Gain on sale of participating interest (related party)	-	-	-	1,859,964
Net gain on sale of leased equipment	38,686	-	38,686	4,173,733
Other income	41,725	4,503	51,349	4,503

Total revenue	3,155,016	1,587,272	7,999,045	12,241,662

EXPENSES

Operating expenses (related party)	114,719	129,854	290,199	379,695
Management fees (related party)	166,729	84,459	439,638	308,692
Depreciation	1,266,916	610,404	3,357,569	2,977,835
Other expenses	100,265	146,841	347,529	337,970

Total expenses	1,648,629	971,558	4,434,935	4,004,192

Net income	$1,506,387	$615,714	$3,564,110	$8,237,470

Basic and diluted earnings per share	$0.16	$0.06	$0.38	$0.90

Weighted average number of shares outstanding: basic and diluted	9,471,326	9,576,629	9,501,994	9,166,544

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities:
Net income	$3,564,110	$8,237,470

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,357,569	2,977,835
Gain on sale of participating interest	-	(1,859,964)
Net gain on sale of leased equipment	(38,686)	(4,173,733)
Changes in operating assets and liabilities:
Fees payable (related party)	280,968	297,275
Lease receivables	(212,484)	(366,691)
Net investment in finance lease	540,748	266,187
Other receivables	(27,155)	188,832
Other payables	(104,906)	(94,137)
Deferred finance and rental income	741,214	(570,551)
Net cash provided by operating activities	8,101,378	4,902,523

Cash flow from investing activities:
Proceeds from participating interest - Future lease income (related party)	-	165,495
Proceeds from sale of participating interest (related party)	-	7,299,716
Proceeds from sale of leased equipment	104,323	8,734,091
Purchase of equipment	(26,344,312)	(6,965,510)
Restricted cash	(91,194)	(244,874)
Investment in capital leased equipment	-	(669,010)
Security deposit	354,645	-
Net cash (used in)/provided by investing activities	(25,976,538)	8,319,908

Cash flow from financing activities:
Proceeds from issuance of shares	-	24,411,556
Payment of offering related expenses	-	(2,725,652)
Distribution paid to members	(5,707,128)	(4,603,213)
Capital contributions received in advance	-	(10,000)
Repurchase of shares	(890,118)	(749,044)
Maintenance reserves	91,195	244,874
Net cash (used in)/provided by financing activities	(6,506,051)	16,568,521

Net (decrease)/increase in cash and cash equivalents	(24,381,211)	29,790,952

Cash and cash equivalents, beginning of the period	32,121,997	10,328,871

Cash and cash equivalents, end of the period	$7,740,786	$40,119,823

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Issuance of shares under distribution reinvestment plan	$-	$696,698
Accrued offering cost	$-	$(473)
Maintenance reserve receivable	$279,285	$269,857
Accrued purchase of equipment	$3,948	$-

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS' EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2012	9,564,814	$71,301,468	$1,080,564	$8,608,829	$59,797	$81,050,658
Repurchase of shares	(102,165)	(890,118)	-	-	-	(890,118)
Distribution to members		(5,582,632)	(96,808)	-	-	(5,679,440)
Net income		-	-	3,503,321	60,789	3,564,110
Balance at September 30, 2013	9,462,649	$64,828,718	$983,756	$12,112,150	$120,586	$78,045,210

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC ( the “Fund” or the “Company”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the operating period commenced on that date.

As of September 30, 2013, the Fund has received and accepted cumulative subscriptions (including the Distribution Reinvestment Plan, or “DRP Shares”, and net of repurchase of shares) of 9,462,649 shares of limited liability company interest (“shares”) for $83,156,812 net of offering costs, including the capital contributions from the Manager.

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

Restricted Cash

Restricted cash consists of cash collected from the lessee of the CRJ 700 ER aircraft for maintenance costs.

Income Taxes

The Fund is treated as a partnership for federal and state income tax purposes. As a partnership, the Fund is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, on their share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

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

Upon the end of a lease term, if the lessee has not met the return conditions as set out in the lease, the Fund is entitled in certain cases to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat such payments as revenue. No such compensation was received for the nine months period ended September 30, 2013.

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

Maintenance reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay the Fund additional rentals, calculated monthly, which are based on the prior month’s flight hours and flight cycles. These additional rentals are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheets when paid by lessee. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. During November 2012, one of the two CF 34 8C1 engines from the Bombardier CRJ 700 ER aircraft was sent to a U.S. maintenance shop for maintenance and the maintenance work was completed by March 2013. The Fund does not expect to recognize any revenue nor any additional costs from this shop visit. The lease expires within 12 months; as such the maintenance reserve payable has been reclassified from non-current to current liabilities.

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

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

Allowance for doubtful accounts

The Fund evaluates the collectability of its receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as at September 30, 2013 and December 31, 2012.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and nine months ended September 30, 2013 and 2012.

Impairments

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the three and nine months ended September 30, 2013 and 2012.

3. LEASED EQUIPMENT AT COST

Smart Safe Equipment

In March and July 2013, as part of a master lease program, the Fund purchased additional new smart safes for $407,037 and $620,905 respectively, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease for a period of 60 months to a company that owns, operates or franchises restaurants. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $6,936 and $12,346 are received monthly for the safes purchased in March and July, respectively. The lease term begins when the Fund signs the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value not exceeding 29% of the asset’s cost, at the end of the lease term of 60 months.

On July 31, 2013, the Fund sold 10 smart safes to the lessee for $104,323 and realized a gain on sale of $38,686.

Machine Tool Equipment

In March 2013, the Fund entered into a sale and leaseback arrangement and purchased a machine tool equipment line for $5,768,966. The equipment is used in the manufacture of aluminum wheels and consists of seventeen individual high volume automated precision machine tool items including a Mori Seiki 5 Axis Milling Center and an Okuma Vertical Turning Center. The equipment is on lease to a U.S. manufacturer and supplier of steel and aluminum wheels for a period of 55 months. No leverage was used to finance this acquisition. Rentals of $118,215 are received monthly. At the end of the lease term, the lessee may continue to rent the equipment under a renewed lease agreement or purchase the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Airbus A320-200 aircraft

The Fund acquired an Airbus A320-200 aircraft for $19,551,352 on May 5, 2013. The aircraft is a 2003 vintage Airbus model A320-200 aircraft equipped with two engines. The aircraft is on lease to an airline based in Oceania that operates internationally. Rentals of $705,000 are received quarterly in advance until the end of the lease in September 2015, at which time the airline may return the aircraft or continue to rent it under a renewed lease agreement. No leverage was used to finance this acquisition.

Leased equipment at cost consists of the following:

	September 30, 2013	December 31, 2012
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,758,734	9,758,734
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	6,742,510	6,742,510
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,084,545	2,125,592
Machine tool equipment	5,768,966	-
Aircraft (Airbus model A320-200)	19,551,352	-
Less: Accumulated depreciation	(6,917,765)	(3,563,548)
	$69,187,627	$46,262,573

Annual minimum future rentals receivable related to the Fund’s operating leases over the next 5 years consist of the following:

For the period October 1 to December 31, 2013	$4,412,175
For the year ending December 31, 2014	9,318,199
For the year ending December 31, 2015	7,715,016
For the year ending December 31, 2016	5,233,993
For the year ending December 31, 2017	4,071,910
Thereafter	6,429,821
$37,181,114

The Fund is exposed to risks under these transactions, including risk associated with a lessee’s creditworthiness and the future market value of the equipment. Although the Fund currently has no reason to believe that the lessee will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under the lease. As at September 30, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to racing track equipment and furniture.

Net investment in finance lease (current and non-current) consists of the following:

	September 30, 2013	December 31, 2012
Minimum lease payments receivable	$1,944,878	$2,686,145

Estimated residual values of leased property (unguaranteed)	478,495	478,495
Less: Unearned income	(382,217)	(582,736)
Net investment in finance lease	$2,041,156	$2,581,904

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period October 1 to December 31, 2013	$233,657
For the year ending December 31, 2014	673,326
For the year ending December 31, 2015	618,032
For the year ending December 31, 2016	419,862
For the year ending December 31, 2017	-
$1,944,877

The Fund is exposed to risks under this transaction, including risk associated with the lessee’s creditworthiness and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the lessee will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under the lease. As at September 30, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

The organization and offering expense allowances were required not to exceed the actual fees and expenses incurred by the Manager or its affiliates in connection with the Fund’s organization and offering and were calculated as follows:

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

For the three and nine months ended September 30, 2013 and 2012, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three months ended		Nine Months ended
Entity	Capacity	Description	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Macquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$-	$-	$-	$416,837
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$-	$-	$-	$549,469
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$-	$-	$-	$2,103
Macquarie Asset Management Inc.	Manager	Acquisition fees (2)	$18,085	$-	$766,440	$214,301
Macquarie Asset Management Inc.	Manager	Management fee (3)	$166,729	$84,459	$439,638	$308,692
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	$114,719	$129,854	$290,199	$379,695
Macquarie Asset Management Inc.	Manager	Outperformance fee (3)	$19,098	$19,330	$57,071	$53,066

(1)	Amount charged directly to member's equity.
(2)	Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.
(3)	Amount charged directly to operations.

6. EQUITY CONTRIBUTION

The Fund’s offering period finished on March 19, 2012 and the operating period commenced. As at September 30, 2013, the Fund received and accepted subscriptions (including the DRP shares and net of repurchase of shares) of 9,462,649 shares of limited liability company interest for $83,156,812 net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs.

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As at September 30, 2013, the Fund has received and accepted subscriptions (including the DRP shares and net of repurchase of shares) of 9,462,649 shares of limited liability company interest for $83,156,812, net of offering costs. The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs. As at November 14, 2013, the Fund has received and accepted cumulative subscriptions (including the DRP shares and net of repurchase of shares) of 9,459,384 shares for $83,129,586, net of offering costs.

Third Quarter Transactions

Purchase of additional smart safes

In July 2013, as part of a master lease program, the Fund purchased additional new smart safes for $620,905, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease for a period of 60 months to a company that owns, operates or franchises restaurants. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition. Rentals of $12,346 are received monthly for the safes. The lease term begins when the Fund sign the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value not exceeding 29% of the asset’s cost, at the end of the lease term of 60 months.

Sale of smart safes

On July 31, 2013, the Fund entered into a sale agreement with the lessee to sell 10 smart safes for $104,323 and realized a gain of $38,686 on the sale.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Total revenue for the three months ended September 30, 2013 increased by $1,567,744 compared to the three months ended September 30, 2012 primarily due to an increase in rental income of $1,491,836. This increase is due to additional equipment purchased by the Fund in the last quarter of 2012 and first three quarters of 2013. Total revenue for the nine months ended September 30, 2013 decreased by $4,242,617 compared to the nine months ended September 30, 2012 due to a non-recurring gain on sales of semi conductor equipment and an interest in a portfolio of aircraft engines. Both of these sales took place in the first two quarters of 2012. The decrease is partially offset by the aforementioned increase in rental income.

Total expenses for the three months ended September 30, 2013 increased by $677,071 compared to the three months ended September 30, 2012 primarily due to an increase in depreciation expense of $656,512 and asset management fee expense of $82,270. Total expenses for the nine months ended September 30, 2013 increased by $430,743 compared to the nine months ended September 30, 2012 due to an increase in depreciation expense of $379,734 and asset management fee expense of $130,946. The increased expenses were driven by the purchase of additional equipment in the last quarter of 2012 and first three quarters of 2013.

As a result, the Fund’s net income for the three and nine months ended September 30, 2013 was $1,506,387 and $3,564,110 respectively.

The Fund evaluated a number of equipment transactions during the first nine months of 2013 and closed some of these transactions. To date, the Fund has not used leverage to finance these transactions. The Fund is nearly 100% invested and continues to pursue additional equipment investment as well as debt leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from September 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased by $1,386,787, from $84,481,477 as at December 31, 2012 to $83,094,690 as at September 30, 2013. The decrease in total assets is related to depreciation expense on the Fund’s leased equipment of $3,357,569. This decrease was offset by increase in rental receipts, rent receivable and maintenance reserve receivable.

Total Liabilities

Total liabilities increased by $1,618,661, from $3,430,819 as at December 31, 2012 to $5,049,480 as at September 30, 2013. The increase in total liabilities is primarily the result of rental income received in advance for certain of the Fund’s leases, particularly for the Airbus A320-200 aircraft, for which the lessee is required to pay quarterly rentals of $705,000 in advance. Additionally, fees payable to the Manager increased by $280,968 during the nine months ended September 30, 2013 which represents operating expenses of the Fund which the Manager funds and for which it is reimbursed annually in December.

Equity

Equity decreased by $3,005,448, from $81,050,658 as at December 31, 2012 to $78,045,210 as at September 30, 2013. The decrease in equity is primarily due to distributions of $5,679,440 made to investors and 102,165 shares redeemed during the nine months ended September 30, 2013. This decrease was offset by net income of $3,564,110 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the nine months ended September 30, 2013 and 2012.

	September 30, 2013	September 30, 2012
Net cash provided by (used in) :
Operating activities	$8,101,378	$4,902,523
Investing activities	(25,976,538)	8,319,908
Financing activities	(6,506,051)	16,568,521
Net (decrease) increase in cash and cash equivalents	$(24,381,211)	$29,790,952

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

At September 30, 2013, the Fund had cash and cash equivalents of $7,740,786. The cash provided by operating activities for the nine months ended September 30, 2013 is primarily attributable to increase in collection of equipment rentals due to purchase and lease of additional equipment by the Fund and where applicable, rentals received in advance on some of our leases.

The cash used in investing activities for the nine months ended September 30, 2013 is primarily attributable to the purchase of the Airbus model A320-200 aircraft for $19,551,352, purchase of machine tool equipment for $5,768,966 and the purchase of additional new smart safes for $1,027,942. This increase is partially offset by the lease rentals security deposit of $354,645 received from the lessee of the machine tool equipment and due to sale proceeds of $104,323 received on the sale of 10 smart safes.

The cash used in financing activities for the nine months ended September 30, 2013 consisted primarily of distributions to members.

During November 2012, one of the two CF 34 8C1 engines from the Bombardier CRJ 700 ER aircraft was sent to a U.S. maintenance shop for maintenance. The engine maintenance was completed by March 2013. The Fund will reimburse (only up to the amount of cash already collected from the lessee that relates to the specific maintenance work performed) the lessee for the cost of the maintenance to the extent that the lessee has met its obligations under the lease.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

Our offering period ended and our operating period commenced on March 19, 2012. As at September 30, 2013, the Fund has received and accepted cumulative subscriptions (including the Distribution Reinvestment Plan, or “DRP Shares” and net of repurchased shares) of 9,462,649 shares of limited liability company interest (“shares”) for $83,156,812, net of offering costs, including the capital contributions from the Manager. Although we raised less than the maximum $157,200,000 capital in the period from the inception of the Fund to the end of our offering period, we believe that the amount raised is sufficient to meet our investment objectives.

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010 and paid cash distributions to our members in the amount of $1,909,774 and $5,707,128 during the three and nine months ended September 30, 2013, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions at September 30, 2013.

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Significant Accounting Policies”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Form 10-Q for financial information and further discussions, for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures reported in our Form 10-K, dated February 15, 2013.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) None.

(b) We registered 15,800,000 shares of limited liability company interest, (SEC File No. 333-154278, effective June 19, 2009), of which we registered 15,000,000 shares at $10.00 per share to be offered to the public in a primary offering and 800,000 shares offered to our investors pursuant to our DRP Shares at $9.00 per share.

As at November 14, 2013 we have used approximately $92,688,828 of the offering and equipment sale proceeds to acquire the following assets:

Total Cost
Participation interest in commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,758,734
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipment	1,681,853
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	6,742,510
Racetrack equipment	5,311,507
Smart safes	3,153,534
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
$92,688,828

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: November 14, 2013

By:	/s/ JOHN PAPATSOS
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: November 14, 2013

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended September 30, 2013, filed on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited), (ii) the Statement of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited), (iii) the Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Nine Months Ended September 30, 2013 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1