Form 10-K
period 2013-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2014-02-18
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

There were 9,447,594 shares of limited liability company membership interests outstanding as of February 18, 2014.

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

Macquarie Equipment Leasing Fund, LLC

Macquarie Equipment Leasing Fund, LLC ( the “Fund” or the “Company”), a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals, interest, and other revenues, through the sale of leased equipment and through other portfolio investments. The Fund’s year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,00 in capital contributions to the Fund. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the operating period commenced.

As of December 31, 2013, the Fund had 9,459,384 shares of limited liability company interest (“shares”) outstanding..

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

The Fund has contemplated investing in equipment classes which include rail equipment, such as freight cars or locomotives, maritime equipment, aviation equipment, such as commercial jet engines and aircraft, road transportation equipment, manufacturing equipment, mining and construction equipment, technological and communications equipment, utilities equipment and/or other types of equipment that the Manager determines may meet the Fund’s investment objectives. The Fund has to date invested in equipment located both within and outside the U.S. All equipment purchased by the Fund to date is leased to corporate clients.

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

The Manager is a member of the Macquarie Group. Macquarie Group is a global financial services provider. It acts primarily as an investment intermediary for institutional, corporate and retail clients and counterparties around the world. Macquarie Group has built a uniquely diversified business. It has established leading market positions as a global specialist in a wide range of sectors, including resources, agriculture and commodities, energy and infrastructure, with a deep knowledge of Asia-Pacific financial markets.

Alignment of interests is a longstanding feature of Macquarie Group’s client-focused business, demonstrated by its willingness to both invest alongside clients and closely align the interests of shareholders and staff. Macquarie Group’s diverse range of services includes corporate finance and advisory, equities research and broking, funds and asset management, foreign exchange, fixed income and commodities trading, lending and leasing and private wealth management.

Macquarie Group Limited is listed on the Australia Stock Exchange (ASX:MQG; ADR:MQBKY) and is regulated by APRA, the Australian banking regulator, as the owner of Macquarie Bank Limited, an authorized deposit taker. Macquarie Group also owns a bank in the UK, Macquarie Bank International Limited, which is regulated by the Financial Conduct Authority and the Prudential Regulation Authority.

Founded in 1969, Macquarie employs more than 13,900 people in 28 countries. As of September 30, 2013, Macquarie had assets under management of AUD $385 billion.

The Manager forms part of the division responsible for the majority of Macquarie Group’s equipment leasing activities. As of September 30, 2013, the Macquarie Group’s equipment leasing business had approximately AUD $15.8 billion of equipment leases under management for its own account with approximately 978 employees located in North America, Europe, Asia and Australia / New Zealand . These employees variously specialize in:

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

In managing the Fund, the Manager has access to the experienced leasing, funds management, and other resources of the Macquarie Group.

Industry

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive across products and geographic regions. The Fund carries on business in the U.S. and in foreign jurisdictions. The following figures as published by World Leasing Yearbook 2013 provide an overview of the size of the global equipment leasing industry:

•    Annual world leasing volume is in excess of $616 billion.

•    North America comprises approximately 34.6% of annual world leasing volume, Europe 34.4% and Asia 24.1%.

•    The top 10 countries, measured by way of annual leasing volume (in parentheses), are as follows: U.S. ($194 billion), China ($64 billion). Germany ($53 billion), Japan ($51 billion), France ($31 billion), Italy ($25 billion), Russia ($21 billion),Canada ($16 billion), Brazil ($14 billion), and United Kingdom ($13 billion).

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

Existing Portfolio – Status Report

As of December 31, 2013, our portfolio is represented by the investments as described below, aggregating to a total investment amount of $78,641,555 (net of disposals). The Fund disposed of certain of its furniture and smart safe assets during the year ended December 31, 2013. As of December 31, 2013 and 2012, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment in certain sectors as follows:

		Percentage of Total Equipment Cost
Sector	Asset Type	2013	2012

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	32%	48%
Aviation	Aircraft (Bombardier CRJ 700 ER)	12%	18%
Aviation	Aircraft (Airbus model A320-200)	25%	**
Technology	Self-serve checkout equipment	*	*
Railcars	Flat bed rail cars	*	13%
Technology/Transportation	Racetrack equipment	*	10%
Technology	Smart safes	*	*
Manufacturing Equipment	Machine tool equipment	*	**
Retirement Community/Assisted Living	Furniture	*	*

*	Less than 10%
**	Not in Existence

Equipment Leasing Activities

The Fund has acquired a diversified portfolio of equipment. The following tables set forth the transactions entered into by the Fund during the year ended December 31, 2013 and the types of asset financed:

Sector	Asset Type	Purchase Price	Percentage of Total Acquisitions

Manufacturing Equipment	Machine tool equipment	$5,768,966	22%
Aviation	Aircraft (Airbus model A320-200)	19,551,352	74%
Technology	Smart safes	1,027,942	*

		$26,348,260

*	Less than 10%

The Fund has disposed of equipment during the year. The following table set forth the transactions entered into by the Fund during the year ended December 31, 2013 and the types of assets disposed of:

Sector	Asset Type	Sale Price	Gain on Sale

Technology	Smart safes	$104,323	$38,829
Retirement Community/Assisted Living	Furniture	297,626	225,272

		$401,949	$264,101

During the year ended December 31, 2013, certain leases generated significant portions (defined as 10% or more) of the Fund’s total leasing revenues. Each asset type listed below relates to one lessee. Concentrations were as follows:

		Percentage of Total Leasing Revenues
Sector	Asset Type	2013	2012

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	20%	28%
Aviation	Aircraft (Bombardier CRJ 700 ER)	20%	27%
Aviation	Aircraft (Airbus model A320-200)	17%	**
Technology	Self-serve checkout equipment	*	*
Railcars	Flat bed rail cars	12%	12%
Technology/Transportation	Racetrack equipments	10%	*
Manufacturing Equipment	Machine tool equipment	10%	**
Technology	Smart safes	*	*
Retirement Community/Assisted Living	Furniture	*	*

*	Less than 10%
**	Not in Existence

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

Members

As of December 31, 2013, the Fund has a total of 2,624 members.

Distributions

The Fund began making monthly cash distributions on April 15, 2010. We paid cash distributions to our members in the amount of $7,594,029 for the year ended December 31, 2013.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice. Each distribution may contain a return of capital.

Share Valuation

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of shares pursuant to our offering or to participate in any future offering of our shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a “per share” estimated value of our shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares is deemed to be $10.08 per share as of December 31, 2013. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our shares, and for a period of up to 18 months after the end of our offering period, the value of our shares was estimated to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. Our offering ended on March 19, 2012.

Following the termination of the offering of our shares, the estimated value of our shares is based on the estimated amount that a holder of a share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculate the sum of (i) the fair market value of our leases, equipment held for sale or lease, and other assets, and (ii) our cash on hand. From this amount, we then subtract our total debt outstanding and then divide that sum by the total number of shares outstanding. The value of our shares as of December 31, 2013 is estimated to be $10.08 per share.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our shares or our assets. No independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our shares at this time and none is expected to develop, there can be no assurance that limited partners could receive $10.08 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Furthermore, there can be no assurance:

•	as to the amount investors may actually receive if and when we seek to liquidate our assets or the amount of lease payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $10.08 per share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our shares for the ERISA and FINRA purposes described above and, therefore, the $10.08 per share does not reflect the amount that a member would currently receive under our repurchase plan. In addition, there can be no assurance that a member will be able to redeem their shares under our repurchase plan.

Our Manager consented to our repurchase of 105,430 Shares during the year ending December 31, 2013. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our operating agreement. Repurchased shares have no voting rights and do not share in distributions with other members. Our operating agreement limits the number of shares that can be repurchased in any one year and repurchased shares may not be reissued.

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

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring a diversified portfolio of equipment and equipment leases. The Fund will also make investments in other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage or make loans secured by equipment collateral.

The Fund offering was for a total of 15,000,000 Shares for a price of $10.00 per share, subject to certain reductions. The Fund offered up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Manager has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to acquire and dispose of equipment, equipment leases and other equipment-related transactions or make loans secured by equipment collateral during the operating period. During the operating period, the Fund generates cash from equipment leases. In addition, as owned equipment comes off lease, the Fund will either sell or re-lease that equipment. Thus, the Fund also generates cash through the sale of owned equipment. The Fund intends to reinvest equipment sale proceeds and cash generated from equipment investments into additional equipment during the operating period to the extent that the cash is not required to pay distributions and expenses or be set aside as reserves. The Fund’s revenue is impacted by the timing of when sales proceeds can be invested in new equipment transactions. During any fiscal period, the Fund’s revenue may be higher or lower depending on when equipment comes off lease and the time it takes to re-lease or sell the equipment.

Equipment leasing activity levels are impacted by general activity in the global and local economies and more specifically business appetite for investment in new and used equipment. The availability of liquidity to finance equipment for counterparties on satisfactory terms as well as business confidence to invest in equipment throughout the cycles impacts on the equipment leasing volumes and pricing in the marketplace. Pricing in the global market has become more competitive in recent years in line with the reduction in interest rates as the U.S. and the Eurozone attempt to address their fiscal and debt crises and stimulate economic growth.

Recent Transactions

We engaged in the following transactions during 2013:

Purchase of additional smart safe equipment

In March and July 2013, as part of a master lease program, the Fund purchased additional new smart safes for $407,037 and $620,905 respectively, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease for a period of 60 months to a company that owns, operates or franchises restaurants. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $6,936 and $12,346 are received monthly for the safes purchased in March and July, respectively. The lease term begins when the Fund signs the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value at the end of the lease term of 60 months. Fair market value in this case cannot exceed 29% of the asset’s cost. No leverage was used to finance this acquisition.

On July 31, 2013, the Fund sold 10 smart safes to the lessee for $104,323 and realized a gain on sale of $38,829.

Purchase of machine tool equipment

In March 2013, the Fund entered into a sale and leaseback arrangement and purchased a machine tool equipment line for $5,768,966. The equipment is used in the manufacture of aluminum wheels and consists of seventeen individual high volume automated precision machine tool items including a Mori Seiki 5 Axis Milling Center and an Okuma Vertical Turning Center. The equipment is on lease to a U.S. manufacturer and supplier of steel and aluminum wheels for a period of 55 months. No leverage was used to finance this acquisition. Rentals of $118,215 are received monthly. At the end of the lease term, the lessee may continue to rent the equipment under a renewed lease agreement or purchase the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. No leverage was used to finance this acquisition.

Purchase of Airbus A320-200 aircraft

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

Sale of furniture and fixtures equipment

In November 2013, the Fund entered into a sale agreement with the lessee to sell part of furniture and fixtures equipment for $297,626. The Fund received the sales proceeds in December 2013 and realized a gain of $225,272.

Renewal of railcar portfolio

In October 2013, the Fund renewed the leases for its railcar portfolio consisting of 300 flat bed railcars which was initially acquired in April 2012. These railcars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines. The lease was extended for a period of five years with monthly rentals of $108,000. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

Results of Operations for the Year Ended December 31, 2013

Our offering period ended on March 19, 2012 and our operating period commenced on that date. During our operating period, we have made and will continue to reinvest the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions. We expect to incur gains or losses on our investments compared to the carrying value during our operating period.

Total revenue for the year ended December 31, 2013 decreased by $2,778,695 compared to the year ended December 31, 2012 primarily due to non-recurring gains of $4,173,733 from sale of semi conductor equipment and of $1,859,964 from sale of an interest in a portfolio of aircraft engines on lease in Australia in the year ended December 31, 2012. This decrease is partially offset by an increase in rental income of $3,012,783 from additional equipment purchased by the Fund during 2013. These additional lease transactions include assets such as various items of machine tool equipment, an Airbus A320-200 aircraft, and smart safes. The Fund also realized a gain of $264,101 from sale of furniture and fixtures and smart safes during 2013.

Total expenses for the year ended December 31, 2013 increased by $1,096,790 compared to the year ended December 31, 2012 primarily due to an increase in depreciation expense of $896,840 and asset management fee expense of $192,901. The increase in expenses and related increase in revenue was driven by the purchase of additional equipment during 2013.

As a result, the Fund’s net income for the year ended December 31, 2013 was $5,088,973.

The Fund evaluated a number of equipment transactions during 2013 and closed some of these transactions. To date, the Fund has not used leverage to finance these transactions. The Fund is almost fully invested and continues to pursue additional equipment investment opportunities as well as debt leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from 2013 compared to 2012.

Total Assets

Total assets decreased by $1,749,222, from $84,481,477 as of December 31, 2012 to $82,732,255 as of December 31, 2013. The decrease in total assets was due to the following: cash decreased during the year due to the acquisition of leased assets for a total of $26,349,422 and cash distributions to members of $(7,594,029), partially offset by an increase in rents collected. Operating lease assets increased during the year due to the aforementioned acquisitions and was partially offset by depreciation expense of $4,626,584. Net investment in finance leases decreased by $717,365 during the year due to the amortization of unearned revenue, the collection of rentals, and the expiration and subsequent sale of a finance lease asset during 2013.

Total Liabilities

Total liabilities increased by $1,666,014, from $3,430,819 as of December 31, 2012 to $5,096,833 as of December 31, 2013. The increase in total liabilities is primarily the result of rental income received in advance for certain of the Fund’s leases, particularly for the Airbus A320-200 aircraft, for which the lessee is required to pay quarterly rentals of $705,000 in advance. Liabilities were further increased by the receipt of a security deposit for $354,645 and an increase in maintenance reserves of $459,325 during 2013.

Equity

Equity decreased by $3,415,236, from $81,050,658 as of December 31, 2012 to $77,635,422 as of December 31, 2013. The decrease in equity is primarily due to distributions of $7,586,865 made to investors and 105,430 shares which were redeemed for $917,344 during the year ended December 31, 2013. This decrease was offset by net income of $5,088,973 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the year ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Net cash provided by (used in) :
Operating activities	$11,072,837	$6,062,059
Investing activities	(25,853,248)	1,110,445
Financing activities	(8,250,954)	14,620,622
Net increase in cash and cash equivalents	$(23,031,365)	$21,793,126

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Yearly Report on Form 10-K for additional information.

As of December 31, 2013, the Fund had cash and cash equivalents of $9,090,632. The amount of cash provided by operating activities for the year ended December 31, 2013 of $11,072,837 is primarily attributable to an increase in equipment rentals and where applicable, rentals received in advance on certain leases.

The cash used in investing activities for the year ended December 31, 2013 is primarily attributable to the purchase of the Airbus A320-200 aircraft for $19,551,352, purchase of machine tool equipment for $5,768,966 and the purchase of additional new smart safes for $1,027,942. This is partially offset by the lease rentals security deposit of $354,645 received from the lessee of the machine tool equipment and due to sale proceeds of $297,626 received from the sale of furniture and fixtures and $104,323 received from the sale of smart safes.

The cash used in financing activities for the year ended December 31, 2013 is primarily attributable to distributions to members and repurchase of shares.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less. Until offering proceeds are used for the acquisition or operation of the Fund’s portfolio, the offering proceeds are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

Our offering period ended and our operating period commenced on March 19, 2012. During our offering period we were focused on receiving and accepting subscriptions of our shares. As of December 31, 2013, the Fund had 9,459,384 shares outstanding.

The Fund’s main activities and our main use of cash has been to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments which are denominated in US dollars and are on lease to corporate clients around the world. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

As of February 18, 2014 we have used approximately $94,810,416 of the offering and equipment sale proceeds to acquire the following assets:

Asset Type	Purchase Price

Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,758,734
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	978,372
Furniture, office and other related equipments (sold in Nov 2013)	703,481
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	6,765,170
Racetrack equipment	5,311,507
Smart safes	3,084,545
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	2,098,928
$94,810,416

Sources of Liquidity

Cash generated from our financing activities was our most significant source of liquidity during our offering period. We believe that cash generated from our operating activities and from debt borrowings, if required, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, funding of new investment opportunities, payment of management fees, equipment maintenance events, and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

The Fund’s liquidity may be adversely affected by unanticipated or greater than anticipated operating costs or losses, including the inability of a client of the Fund to make timely lease payments or costs associated with off lease assets or assets available for sale. The Fund anticipates that it will fund its operations from cash flow generated by operating and financing activities. The Manager has no intent to permanently fund any cash flow deficit of the Fund or provide other financial assistance to the Fund.

The Fund also intends to incur indebtedness in purchasing its portfolio. During periods of general illiquidity in financial markets, it may not be possible for the Manager to source debt on the Fund’s behalf at an appropriate interest rate, on appropriate terms, at appropriate levels or at all.

Distributions

The Fund began making monthly cash distributions on April 15, 2010 and paid cash distributions to our members in the amount of $7,594,029 during the year ended December 31, 2013.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of December 31, 2013.

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

Leased Equipment at Cost

Leased equipment at cost represents our largest asset class. We depreciate leased equipment using the straight-line method over an asset’s lease term to its estimated residual value. Any change in the residual value changes the depreciation expense and could have a significant impact on our results for any one period. The Fund’s significant assets and their residual values are reviewed at least annually for impairment.

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

To date, all of the Fund’s investments are subject to fixed interest rate leases and all are denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk are insignificant at this time to both our financial position and our results of operations. As of December 31, 2013, the Fund has no exposure to derivative financial instruments and has not incurred any debt in the acquisition of its investments, though it may incur debt in the future.

Item 8. Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Macquarie Equipment Leasing Fund, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Macquarie Equipment Leasing Fund, LLC at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 18, 2014

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$9,090,632	$32,121,997
Restricted cash	2,045,592	1,785,172
Net investment in finance lease	614,232	792,557
Lease receivables	1,147,674	1,319,633
Maintenance reserve and other receivables	631,918	410,198
Other assets	23,250	-
Total Current Assets	13,553,298	36,429,557

Non-current Assets
Net investment in finance lease	1,250,307	1,789,347
Leased equipment at cost (net of accumulated depreciation of $8,186,636 and $3,563,548, respectively)	67,928,650	46,262,573
Total Non-current Assets	69,178,957	48,051,920

Total Assets	$82,732,255	$84,481,477

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$94,996	$33,784
Deferred finance and rental income	953,875	215,691
Distribution payable	642,721	649,885
Other payables	236,328	176,516
Maintenance reserve	2,586,632	-
Total Current Liabilities	4,514,552	1,075,876

Non-current Liabilities
Maintenance reserves and other payables	582,281	2,354,943
Total Non-current Liabilities	582,281	2,354,943

Total Liabilities	5,096,833	3,430,819

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,459,384 shares as of December 31, 2013 and 9,564,814 shares as of December 31, 2012, net of repurchases	63,877,823	72,382,031
Accumulated surplus	13,757,599	8,668,627
Total Members’ Equity	77,635,422	81,050,658

Total Liabilities and Members’ Equity	$82,732,255	$84,481,477

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2013	December 31, 2012
REVENUE

Participating interest income (related party)	$-	$36,637
Finance and rental income	10,982,766	7,969,983
Gain on sale of participating interest (related party)	-	1,859,964
Net gain on sale of leased equipment	264,101	4,173,733
Other income	52,901	38,146

Total revenue	11,299,768	14,078,463

EXPENSES

Operating expenses (related party)	396,345	471,247
Management fees (related party)	600,799	407,898
Depreciation	4,626,584	3,729,744
Other expenses	587,067	505,116

Total expenses	6,210,795	5,114,005

Net income	$5,088,973	$8,964,458

Basic and diluted earnings per share	$0.54	$0.97

Weighted average number of shares outstanding: basic and diluted	9,491,397	9,266,921

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2013	December 31, 2012
Cash flow from operating activities:
Net income	$5,088,973	$8,964,458

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,626,584	3,729,744
Gain on sale of participating interest	-	(1,859,964)
Net gain on sale of leased equipment	(264,101)	(4,173,733)
Changes in operating assets and liabilities:
Fees payable (related party)	61,212	33,784
Lease receivables	171,959	(791,777)
Net investment in finance lease	645,011	385,287
Other receivables	(22,814)	127,361
Other payables	51,079	1,759
Deferred finance and rental income	738,184	(354,860)
Other assets	(23,250)	-
Net cash provided by operating activities	11,072,837	6,062,059

Cash flow from investing activities:
Proceeds from participating interest - Future lease income (related party)	-	165,495
Proceeds from sale of participating interest (related party)	-	7,299,716
Proceeds from sale of leased equipment	401,949	8,734,091
Purchase of equipment	(26,349,422)	(12,854,712)
Restricted cash	(260,420)	(244,874)
Investment in capital leased equipment	-	(2,216,907)
Security deposit	354,645	227,636
Net cash (used in) / provided by investing activities	(25,853,248)	1,110,445

Cash flow from financing activities:
Proceeds from issuance of shares	-	24,411,556
Payment of offering related expenses	-	(2,725,179)
Distribution paid to members	(7,594,029)	(6,511,233)
Capital contributions received in advance	-	(10,000)
Repurchase of shares	(917,344)	(789,396)
Maintenance reserves	260,419	244,874
Net cash (used in) / provided by financing activities	(8,250,954)	14,620,622

Net (decrease) / increase in cash and cash equivalents	(23,031,365)	21,793,126

Cash and cash equivalents, beginning of the period	32,121,997	10,328,871

Cash and cash equivalents, end of the period	$9,090,632	$32,121,997

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Issuance of shares under distribution reinvestment plan	$-	$703,348
Maintenance reserve receivable	$198,906	$234,757
Accrued purchase of equipment	$8,733	$-

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2011	7,109,357	$56,881,333	$1,210,350	$(204,610)	$(91,222)	$57,795,851
Issuance of members' shares	2,466,089	24,411,556	-	-	-	24,411,556
Issuance of members' shares - Distribution Reinvestment Plan	78,149	703,348	-	-	-	703,348
Offering - related expenses	-	(2,636,368)	-	-	-	(2,636,368)
Repurchase of shares	(88,781)	(789,396)	-	-	-	(789,396)
Distribution to members	-	(7,269,005)	(129,786)	-	-	(7,398,791)
Net income	-	-	-	8,813,439	151,019	8,964,458
Balance at December 31, 2012	9,564,814	$71,301,468	$1,080,564	$8,608,829	$59,797	$81,050,658
Repurchase of shares	(105,430)	(917,344)	-	-	-	(917,344)
Distribution to members	-	(7,457,433)	(129,432)	-	-	(7,586,865)
Net income	-	-	-	5,002,103	86,870	5,088,973
Balance at December 31, 2013	9,459,384	$62,926,691	$951,132	$13,610,932	$146,667	$77,635,422

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

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

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager” or the “Managing member”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,00 in capital contributions to the Fund.. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments.

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

The lease term from the acquisition date by the Fund of each item of equipment is as follows:

Lease
term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft (Bombardier CRJ 700 ER)	3
Self-serve checkout equipment	5
Flat bed rail cars	5
Racetrack equipment	4
Smart safes	5
Machine tool equipment	5
Aircraft (Airbus model A320-200)	2.5

The residual value and useful life are determined by the Fund’s Manager and are calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, industry valuers, auction data, internal sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators. Once an asset comes off lease or is re-leased, the Fund reassesses its useful life and residual value.

Costs incurred in extending the useful life and/or increasing the resale value of leased equipment are capitalized into the cost of an asset. No such costs have been incurred to date.

Upon the end of a lease term, if the lessee has not met the return conditions as set out in the lease, the Fund is entitled in certain cases to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat such payments as revenue. No such compensation was received for the year ended December 31, 2013.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the years ended December 31, 2013 and 2012.

Net investment in finance lease

If a lease meets specific criteria under ASC 840 at the inception of the lease, then the Fund recognizes the lease as a net investment in finance lease on its Balance Sheets. The amounts recognized for finance leases consist of lease receivables, plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

The residual values of the Fund’s finance lease assets are reviewed at least annually. If the review results in a lower estimate than had been previously established, the Fund will determine whether the decline in the estimated residual value is other than temporary. If the decline in estimated residual value is judged to be other than temporary, the accounting for the transaction shall be revised using the changed estimate and the resulting reduction in the net investment shall be recognized as a loss in the period in which the estimate is changed. An upward adjustment of a leased asset’s estimated residual value (including any guaranteed portion) shall not be made.

Maintenance reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay the Fund additional rentals, calculated monthly, which are based on the prior month’s flight hours and flight cycles. These additional rentals are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheets when paid by lessee. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. During 2013, one of the two CF 34 8C1 engines from the Bombardier CRJ 700 ER aircraft completed a maintenance shop visit. As of December 31, 2013, the second CF 34 8C1 engine was undergoing a maintenance shop visit. The Fund did not recognize any revenue or any additional costs from this shop visit. The lease expires within 12 months; as such the maintenance reserve payable has been reclassified from non-current to current liabilities.

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

Allowance for doubtful accounts

The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of December 31, 2013 and December 31, 2012.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the years ended December 31, 2013 and 2012.

3. LEASED EQUIPMENT AT COST

Following transactions were entered by the Fund during 2013:

Smart Safe Equipment

In March and July 2013, as part of a master lease program, the Fund purchased additional new smart safes for $407,037 and $620,905 respectively, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease for a period of 60 months to a company that owns, operates or franchises restaurants. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. Rentals of $6,936 and $12,346 are received monthly for the safes purchased in March and July, respectively. The lease term begins when the Fund signs the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value at the end of the lease term of 60 months. Fair market value in this case cannot exceed 29% of the asset’s cost. No leverage was used to finance this acquisition.

On July 31, 2013, the Fund sold 10 smart safes to the lessee for $104,323 and realized a gain on sale of $38,829.

Machine Tool Equipment

In March 2013, the Fund entered into a sale and leaseback arrangement and purchased a machine tool equipment line for $5,768,966. The equipment is used in the manufacture of aluminum wheels and consists of seventeen individual high volume automated precision machine tool items including a Mori Seiki 5 Axis Milling Center and an Okuma Vertical Turning Center. The equipment is on lease to a U.S. manufacturer and supplier of steel and aluminum wheels for a period of 55 months. No leverage was used to finance this acquisition. Rentals of $118,215 are received monthly. At the end of the lease term, the lessee may continue to rent the equipment under a renewed lease agreement or purchase the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. No leverage was used to finance this acquisition.

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

Renewal of railcar portfolio

In October 2013, the Fund renewed the leases for its railcar portfolio consisting of 300 flat bed railcars which was initially acquired in April 2012. These railcars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines. The lease was extended for a period of five years with monthly rentals of $108,000. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

Leased equipment at cost consists of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft (Bombardier CRJ 700 ER)	9,758,734	9,758,734
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	6,752,405	6,742,510
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,084,544	2,125,592
Machine tool equipment	5,768,966	-
Aircraft (Airbus model A320-200)	19,551,352	-
Less: Accumulated depreciation	(8,186,636)	(3,563,548)
	$67,928,650	$46,262,573

Annual minimum future rentals receivable related to the Fund’s operating leases over the next 5 years consist of the following:

For the year ending December 31, 2014	$10,919,808
For the year ending December 31, 2015	9,011,016
For the year ending December 31, 2016	6,529,993
For the year ending December 31, 2017	5,294,025
For the year ending December 31, 2018	3,594,214
Thereafter	4,095,213
$39,444,269

The Fund is exposed to risks under these transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. Although the Fund currently has no reason to believe that the lessee will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under the lease. As of December 31, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to racing track equipment and furniture and fixtures equipment.

In November 2013, the Fund entered into a sale agreement with the lessee to sell part of furniture and fixtures equipment for $297,626. The Fund received the sales proceeds in December 2013 and realized a gain of $225,272.

Net investment in finance lease (current and non-current) consists of the following:

	December 31, 2013	December 31, 2012
Minimum lease payments receivable	$1,786,413	$2,686,145
Estimated residual values of leased property (unguaranteed)	406,140	478,495
Less: Unearned income	(328,014)	(582,736)
Net investment in finance lease	$1,864,539	$2,581,904

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the year ending December 31, 2014	$748,519
For the year ending December 31, 2015	618,032
For the year ending December 31, 2016	419,862
For the year ending December 31, 2017	-
For the year ending December 31, 2018	-
$1,786,413

The Fund is exposed to risks under this transaction, including risk associated with the lessee’s creditworthiness, repossession and remarketing and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the lessee will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under the lease. As of December 31, 2013 and December 31, 2012, the Fund did not have a reserve for allowance for credit losses for its lease receivables.

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

For the years ended December 31, 2013 and 2012, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Year ended
Entity	Capacity	Description	December 31, 2013	December 31, 2012

Macquarie Asset Management Inc.	Manager	Organization and Offering expense allowance (1)	$-	$416,837
Macquarie Capital (USA) Inc.	Dealer Manager	Selling commission and Dealer Manager fees (1)	$-	$549,469
Macquarie Capital (USA) Inc.	Dealer Manager	Due diligence expense (1)	$-	$2,103
Macquarie Asset Management Inc.	Manager	Acquisition fees (2)	$766,440	$427,048
Macquarie Asset Management Inc.	Manager	Management fee (3)	$600,799	$407,898
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	$396,345	$471,247
Macquarie Asset Management Inc.	Manager	Outperformance fee (3)	$75,940	$72,146

(1) Amount charged directly to member's equity.

(2) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(3) Amount charged directly to operations.

6. EQUITY CONTRIBUTION

The Fund’s offering period ended on March 19, 2012 and the operating period commenced. As of December 31, 2013, the Fund received and accepted subscriptions (including the DRP shares and net of repurchase of shares) of 9,459,384 shares of limited liability company interest. The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs.

7. SUBSEQUENT EVENTS

In January 2014 the Fund completed the acquisition of four GA8-TC320 Airvan Aircraft for $2,098,928. The aircraft are leased to an Australian airline company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013.In making this assessment; it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	51	Director and President
Tom O’Neill	52	Director and Vice President
James A. Pitts	73	Independent Director

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

James A. Pitts, Independent Director of our Manager, joined the board of directors of our Manager in March, 2009. Situated in Boston, at present Mr. Pitts is a member of the board of directors of Laboure College, which is a 120 year old Catholic college that focuses on nursing and health care education, located in Milton MA. Mr. Pitts was appointed as a member to the Laboure Board during June 2013 and he serves on the Nominating and Governance Committee and on the Finance and Risk Committee. Mr. Pitts was a Director of Wainwright Bank & Trust Company, a NASDAQ listed community bank, from May 2005 until November 2010, when the bank was sold. Mr. Pitts had been Chair of Wainwright Bank & Trust Company’s Audit Committee since January 2008 and had been a rotating member of its Executive Committee since April 2006. Mr. Pitts served as a Director of the National Association of Corporate Directors New England Chapter and the Chair of its Audit Committee from June of 2005 until June of 2011 at which time he was elected to the organization’s newly formed Senior Advisory Board. During the period of March 2009 until October 2010, Mr. Pitts was the sole independent member of the Advisory Board of Boston Coach, a Fidelity Company. From 1996 to May 2004, Mr. Pitts served as the Chief Financial Officer and Treasurer of The Boston Foundation, a $650 million community foundation, and from June 2004 to August 2004, Mr. Pitts served as the Chief Investment Officer and Treasurer of The Boston Foundation. From 1988 to 1996, Mr. Pitts held positions including Executive Vice President and Chief Financial Officer of Clean Harbors, Inc., a NASDAQ listed environmental disposal and service firm, as well as Chief Financial Officer of Bain and Company, an international consulting firm. Prior to that time, Mr. Pitts also held senior financial roles in publicly traded multinational corporations where he held wide responsibilities for SEC reporting, financial statement preparation, internal audit, risk management and compliance and regulatory matters. In his roles as Chief Financial Officer, Mr. Pitts has reviewed and overseen various equipment leasing transactions. Mr. Pitts holds a MBA from the University of Connecticut and a BBA from Niagara University, New York. Mr. Pitts is a Certified Public Accountant and holds a Certificate of Director Education.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Fund is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

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

Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the year ended December 31, 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 5 thereof, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) As of December 31, 2013, our Manager owned approximately 2% of our shares. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(c) As of December 31, 2013, no directors or officers of our Manager own any of our equity securities.

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

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2013 and 2012, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012

Audit fees	$97,876	$113,427
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
	$97,876	$113,427

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

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager †

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the †

32.1	Section 1350 Certification of President of the Manager and Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer †

101.0	The following materials from the Annual Report on Form 10-K of Macquarie Equipment Leasing Fund, LLC for the year ended December 31, 2013, filed on February 18, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Statement of Operations for the year ended December 31, 2013 and December 31, 2012, (iii) the Statements of Cash Flows for the year ended December 31, 2013 and December 31, 2012, (iv) the Statements of Changes in Members’ Equity for the year ended December 31, 2013 and December 31, 2012 and (v) the Notes to Financial Statements(2).

(1)	Incorporated by reference to the Fund’s Registration Statement on Form S-1 (No. 333-154278), as amended.

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 _____________________

(1) † Filed herewith.

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

