Form 10-Q
period 2014-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2014-05-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

There were 9,432,510 shares of limited liability company membership interests outstanding at May 14, 2014.

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

Part I. FINANCIAL INFORMATION

Item 1.      Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$7,015,529	$9,090,632
Restricted cash	2,096,096	2,045,592
Net investment in finance lease	678,479	614,232
Lease receivables	1,072,089	1,147,674
Maintenance reserve and other receivables	740,166	631,918
Other assets	156,392	23,250
Total Current Assets	11,758,751	13,553,298

Non-current Assets
Net investment in finance lease	3,027,498	1,250,307
Leased equipment at cost (net of accumulated depreciation of $9,420,956 and $8,186,636, respectively)	67,908,347	67,928,650
Total Non-current Assets	70,935,845	69,178,957

Total Assets	$82,694,596	$82,732,255

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$266,762	$94,996
Deferred finance and rental income	958,871	953,875
Distribution payable	641,920	642,721
Other payables	377,444	236,328
Maintenance reserve	2,600,327	2,586,632
Total Current Liabilities	4,845,324	4,514,552

Non-current Liabilities
Other payables	672,281	582,281
Total Non-current Liabilities	672,281	582,281

Total Liabilities	$5,517,605	$5,096,833

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,447,594 shares as of March 31, 2014 and 9,459,384 shares as of December 31, 2013, net of repurchases	63,777,597	63,877,823

Accumulated surplus	13,399,394	13,757,599
Total Members’ Equity	77,176,991	77,635,422

Total Liabilities and Members’ Equity	$82,694,596	$82,732,255

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUE

Finance and rental income	3,109,708	2,054,037
Net gain on sale of leased equipment	51,445	-
Other income	1,099	6,856

Total revenue	3,162,252	2,060,893

EXPENSES

Operating expenses (related party)	123,704	94,710
Management fees (related party)	166,014	109,156
Depreciation	1,234,320	906,166
Other expenses	132,789	123,932

Total expenses	1,656,827	1,233,964

Net income	$1,505,425	$826,929

Basic and diluted earnings per share	$0.16	$0.09

Weighted average number of shares outstanding: basic and diluted	9,449,821	9,534,717

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flow from operating activities:
Net income	$1,505,425	$826,929

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,234,320	906,166
Net gain on sale of leased equipment	(51,445)
Changes in operating assets and liabilities:
Fees payable (related party)	171,766	70,715
Lease receivables	75,585	75,888
Net investment in finance lease	257,786	201,078
Other receivables	(74,104)	31,910
Other payables	99,849	119,849
Deferred finance and rental income	4,996	238,576
Other assets	(133,142)	(309,320)
Net cash provided by operating activities	3,091,036	2,161,791

Cash flow from investing activities:
Purchase of equipment	(1,172,750)	(6,176,003)
Restricted cash	(50,504)	(36,698)
Investment in capital leased equipment	(2,118,732)	-
Security deposit	90,000	354,645
Net cash used in investing activities	(3,251,986)	(5,858,056)

Cash flow from financing activities:
Distribution paid to members	(1,864,431)	(1,881,602)
Repurchase of shares	(100,226)	(349,633)
Maintenance reserves	50,504	36,698
Net cash used in financing activities	(1,914,153)	(2,194,537)

Net decrease in cash and cash equivalents	(2,075,103)	(5,890,802)

Cash and cash equivalents, beginning of the period	9,090,632	32,121,997

Cash and cash equivalents, end of the period	$7,015,529	$26,231,195

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve receivable	$(36,809)	$9,450
Accrued purchase of equipment	$41,267	$61,257
Proceeds receivable from sale of equipment	$70,953	$-
Distribution payable	$641,920	$-

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2013	9,459,384	$62,926,691	$951,132	$13,610,932	$146,667	$77,635,422
Repurchase of shares	(11,790)	(100,226)	-	-	-	(100,226)
Distribution to members	-	-	-	(1,831,715)	(31,915)	(1,863,630)
Net income	-	-	-	1,479,645	25,780	1,505,425
Balance at March 31, 2014	9,447,594	$62,826,465	$951,132	$13,258,862	$140,532	$77,176,991

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager” or the “Managing member”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,000 in capital contributions to the Fund. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

At the end of a lease term, if the lessee has not met the return conditions as set out in the lease, the Fund is entitled in certain cases to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat such payments as revenue. No such payments were received for the three months ended March 31, 2014 and 2013, respectively.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the three months ended March 31, 2014 and 2013, respectively.

Net investment in finance lease

If a lease meets specific criteria under ASC 840 at the inception of the lease, then the Fund recognizes the lease as a net investment in finance lease on its Balance Sheet. The amounts recognized for finance leases consist of lease receivables, plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

The residual values of the Fund’s significant finance lease assets are reviewed at least annually. If the review results in a lower estimate than had been previously established, the Fund will determine whether the decline in the estimated residual value is other than temporary. If the decline in estimated residual value is judged to be other than temporary, the accounting for the transaction shall be revised using the changed estimate and the resulting reduction in the net investment shall be recognized as a loss in the period in which the estimate is changed. An upward adjustment of a leased asset’s estimated residual value (including any guaranteed portion) shall not be made.

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

Revenue recognition

At the inception of a finance lease the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

Allowance for doubtful accounts

The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of March 31, 2014 or December 31, 2013, respectively.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three months ended March 31, 2014 and 2013.

New Accounting Pronouncements

In June 2013, the FASB issued new guidance ASU 2013-08, Investment Companies - amendments to the scope, measurement, and disclosure requirements. The new guidance changes the approach to the investment company assessment in ASC 946 to clarify the characteristics of an investment company and provide comprehensive guidance for assessing whether an entity is an investment company. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The Fund did not fall under the amended definition of an investment company, and as such adoption of this guidance did not have an impact on the Fund’s financial statements.

3. LEASED EQUIPMENT AT COST

Smart Safe Equipment

In March 2014, as part of a master lease program, the Fund purchased additional smart safes for $189,066, including initial direct costs, from a U.S. safe manufacturer. These safes are on lease for a period of 60 months to a company that owns, operates or franchises restaurants. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. The lease term begins when the Fund signs the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value at the end of the lease term of 60 months. If the Fund consents to the service provider's request, fair market value in this case cannot exceed 29% of the asset’s respective cost.

Railcar Portfolio

In March 2014, the Fund purchased 45 flat bed rail cars for $1,032,186 including the initial direct costs. The rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines for a period of 60 months. No leverage was used to finance this acquisition. At the end of the lease term, the lessee may return, continue to rent or purchase the equipment for its fair market value. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

Leased equipment at cost consists of the following:

	March 31, 2014	December 31, 2013
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,758,734	9,758,734
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	7,777,356	6,752,405
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,084,544
Machine tool equipment	5,768,966	5,768,966
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Less: Accumulated depreciation	(9,420,956)	(8,186,636)
	$67,908,347	$67,928,650

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rentals receivable related to the Fund’s operating leases over the next 5 years consist of the following:

For the period April 1 to December 31, 2014	$8,202,237
For the year ending December 31, 2015	9,244,828
For the year ending December 31, 2016	6,763,805
For the year ending December 31, 2017	5,527,837
For the year ending December 31, 2018	3,812,928
Thereafter	4,142,463
$37,694,098

The Fund is exposed to risks under these transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. As of March 31, 2014 and December 31, 2013, the Fund did not have a reserve allowance for credit losses on its lease receivables.

A risk of loss or lower than expected returns also exists if the market value of the equipment at the end of the lease term is lower than assumed.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to racing track equipment, furniture, demo aircrafts and smart safes.

GA8-TC320 Airvan Aircraft

In January 2014, the Fund entered into a sale and leaseback arrangement with an Australian airline manufacturer where the Fund purchased four GA8-TC320 Airvan aircraft for $2,097,647 including initial direct costs. The lease term is 48 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for $1,272,956 (for all four aircraft). The leases were classified as finance leases on the Fund’s balance sheet. No leverage was used to finance this acquisition.

Smart Safe Equipment

In connection with the Fund’s acquisition of additional smart safes as described in Note 3, one lease was classified as a finance lease. The cost of the safes classified as a finance lease was $21,084, including initial direct costs. The lease term is 60 months. The lease term begins when the Fund signs the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value at the end of the lease term of 60 months. If the Fund consents to the service provider's request, fair market value in this case cannot exceed 29% of the asset’s respective cost.

Sale of Office Equipment

In March 2014, on the expiration of one of the Fund’s leases, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $70,953 and the Fund recognized a gain of $51,445. The Fund received the sales proceeds in April 2014.

Net investment in finance lease (current and non-current) consists of the following:

	March 31, 2014	December 31, 2013
Minimum lease payments receivable	$2,864,085	$1,786,413
Estimated residual values of leased property (unguaranteed)	1,665,616	406,140
Less: Unearned income	(823,724)	(328,014)
Net investment in finance lease	$3,705,977	$1,864,539

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period April 1 to December 31, 2014	$752,858
For the year ending December 31, 2015	967,669
For the year ending December 31, 2016	769,498
For the year ending December 31, 2017	345,597
For the year ending December 31, 2018	28,463
$2,864,085

The Fund is exposed to risks under these transactions, including risk associated with the lessee’s creditworthiness, repossession and remarketing and risk associated with the future market value of the equipment. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under the lease. As of March 31, 2014 and December 31, 2013, the Fund did not have a reserve allowance for credit losses on its lease receivables.

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

The Fund pays the Manager and its affiliates’ fees for operating services performed including:

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

During the three months ended March 31, 2014, the Fund engaged Macquarie Rail Inc., an affiliate of the Manager, to provide due diligence services for its acquisition of the railcar portfolio described in Note 3. The fees were capitalized as part of the cost of the assets. No such fees were incurred during the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

			Three Months Ended
Entity	Capacity	Description	March 31, 2014	March 31, 2013

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$95,168	$178,355
Macquarie Asset Management Inc.	Manager	Management fee (2)	$166,014	$109,156
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	$123,704	$94,710
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	$18,644	$18,816
Macquarie Rail Inc.	Affiliate	Due dilligence (1)	$41,267	$-

(1) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(2) Amount charged directly to operations.

6. EQUITY CONTRIBUTION

The Fund’s offering period ended on March 19, 2012 and the operating period commenced. As of March 31, 2014, the Fund had 9,447,594 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares). The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 18, 2014, and with our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 15, 2008, as amended (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring a diversified portfolio of equipment and equipment leases. The Fund will also make investments in and loans collateralized by other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

The Fund’s offering was for a total of 15,000,000 Shares at a price of $10.00 per share, subject to certain reductions. The Fund also offered up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Manager has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As of March 31, 2014, the Fund had 9,447,594 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of May 14, 2014, the Fund had 9,432,510 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

First Quarter Transactions

Smart Safe Equipment

In March 2014, as part of a master lease program, the Fund purchased additional smart safes for $210,150, including initial direct costs, from a U.S. safe manufacturer, $189,066 were classified as operating leases and $21,084 as finance leases. These safes are on lease for a period of 60 months to a company that owns, operates or franchises restaurants. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. The lease term begins when the Fund signs the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value at the end of the lease term of 60 months. If the Fund consents to the service provider's request, fair market value in this case cannot exceed 29% of the asset’s respective cost.

Railcar Portfolio

In March 2014, the Fund purchased 45 flat bed rail cars for $1,032,186 including the initial direct costs. The rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines for a period of 60 months. No leverage was used to finance this acquisition. At the end of the lease term, the lessee may return, continue to rent, or purchase the equipment for its fair market value. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

GA8-TC320 Airvan Aircraft

In January 2014, the Fund entered into a sale and leaseback arrangement with an Australian airline manufacturer where the Fund purchased four GA8-TC320 Airvan aircraft for $2,097,647 including initial direct costs. The lease term is 48 months. In certain circumstances, the lessee has the option to repurchase the aircraft from the Fund at any point during the lease term for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for $1,272,956 (for all four aircraft). The leases were classified as finance leases on the Fund’s balance sheet. No leverage was used to finance this acquisition.

Sale of Office Equipment

In March 2014, on the expiration of one of the Fund’s leases, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $70,953 and the Fund recognized a gain of $51,445. The Fund received the cash proceeds in April 2014.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Total revenue for the three months ended March 31, 2014 increased by $1,101,359 compared to the three months ended March 31, 2013 primarily due to an increase in rental income of $1,055,671. The increase was due to additional equipment purchased by the Fund during 2013 and in the first quarter of 2014. These additional lease transactions include assets such as machine tool equipment, an Airbus A320-200 aircraft, smart safes, four GA8-TC320 Airvan aircraft, and railcars. The Fund also realized a gain of $51,445 from sale of office equipment under lease to the lessee in the first quarter of 2014.

Total expenses for the three months ended March 31, 2014 increased by $422,863 compared to the three months ended March 31, 2013 primarily due to an increase in depreciation expense of $328,154 and asset management fee expense of $56,858. The increase in depreciation and management fees were driven by the purchase of additional equipment during 2013 and in the first quarter of 2014.

The Fund evaluated a number of equipment transactions during the first three months of 2014 and closed some of these transactions. To date, the Fund has not used leverage to finance these transactions. The Fund continues to pursue additional equipment investment as well as debt leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from March 31, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased by $37,659, from $82,732,255 as of December 31, 2013 to $82,694,596 as of March 31, 2014. The decrease in total assets was due to the following: cash decreased during the quarter due to the acquisition of leased assets for a total of $3,291,482 and cash distributions to members of $1,864,431, partially offset by rents collected and rentals paid in advance by certain lessees. Operating lease assets increased during the quarter due to the aforementioned acquisitions and was partially offset by depreciation expense of $1,234,320. Net investment in finance leases increased by $1,841,438 during the quarter due to new acquisitions, partially offset by amortization of unearned revenue, the collection of rentals, and the expiration and subsequent sale of a finance lease asset in the first quarter of 2014.

Total Liabilities

Total liabilities increased by $420,772, from $5,096,833 as of December 31, 2013 to $5,517,605 as of March 31, 2014. The increase in total liabilities is the result of an increase in other payables by $141,116, receipt of a security deposit for $90,000, and an increase in fees payable to related parties of $171,766. Other payables increased due to additional accrued deal expenses while fees payable to related parties increased due to an increase in management fees related to the Fund’s additional asset purchases, and increased operating expenses related to an increase in professional fees incurred during the quarter. Fees payables to the Manager are settled on an annual basis in December.

Equity

Equity decreased by $458,431, from $77,635,422 as of December 31, 2013 to $77,176,991 as of March 31, 2014. The decrease in equity is primarily due to distributions to investors of $1,863,630, of which $1,221,710 were paid and $641,920 were payable as of March 31, 2014. Additionally, 11,790 shares redeemed for $100,226 during the three months ended March 31, 2014. The decrease was offset by net income of $1,505,425 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the three months ended March 31, 2014 and 2013.

	March 31, 2014	March 31, 2013
Net cash provided by (used in) :
Operating activities	$3,091,036	$2,161,791
Investing activities	(3,251,986)	(5,858,056)
Financing activities	(1,914,153)	(2,194,537)
Net decrease in cash and cash equivalents	$(2,075,103)	$(5,890,802)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2014, the Fund had cash and cash equivalents of $7,015,529. The amount of cash provided by operating activities for the three months ended March 31, 2014 of $3,091,036 consisted primarily of rentals collected during the quarter from assets on lease.

The cash used in investing activities for the three months ended March 31, 2014 is primarily attributable to the purchase of four GA8-TC320 Airvan aircraft for $2,097,647, purchase of additional railcars for $1,032,186 and the purchase of additional smart safes for $210,150. This decrease is partially offset by the security deposit of $90,000 received from the lessee of the GA8-TC320 Airvan aircraft.

The cash used in financing activities for the three months ended March 31, 2014 is primarily attributable to distributions to members and share repurchases.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and principal use of cash has been to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments which are denominated in US dollars and are on lease to corporate clients around the world. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage and make loans collaterized by equipment.

As of May 14, 2014 we have used approximately $96,031,471 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,758,734
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipment	811,400
Furniture, office and other related equipment (sold in Nov 2013 & Mar 2014)	870,453
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	2,097,647
$96,031,471

Sources of Liquidity

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

The Fund also intends to incur indebtedness on future acquisitions for its portfolio. During periods of general illiquidity in financial markets, it may not be possible for the Manager to source debt on the Fund’s behalf at an appropriate interest rate, on appropriate terms, at appropriate levels or at all.

Distributions

The Fund began making monthly cash distributions on April 15, 2010 and paid cash distributions to our members in the amount of $1,864,431 during the three months ended March 31, 2014.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of March 31, 2014.

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

There have been no material changes to the disclosures reported in our Form 10-K, dated February 18, 2014.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2014	11,790	$8.50	11,790
February 1 to February 29, 2014	-	-	-
March 1 to March 31, 2014	-	-	-
Total	11,790	$8.50	11,790

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 14, 2014

By:	/S/ John Papatsos
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: May 14, 2014

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended March 31, 2014, filed on May 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (ii) the Statement of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited), (iii) the Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Three Months Ended March 31, 2014 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1