Form 10-Q
period 2014-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2014-08-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 9,419,189 shares of limited liability company membership interests outstanding at August 14, 2014.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$8,639,766	$9,090,632
Restricted cash	2,163,930	2,045,592
Net investment in finance lease	679,269	614,232
Lease receivables	512,400	1,147,674
Maintenance reserve and other receivables	639,017	631,918
Other assets	12,595	23,250
Total Current Assets	12,646,977	13,553,298

Non-current Assets
Net investment in finance lease	2,691,042	1,250,307
Leased equipment at cost (net of accumulated depreciation of $10,685,773 and $8,186,636, respectively)	66,643,530	67,928,650
Total Non-current Assets	69,334,572	69,178,957

Total Assets	$81,981,549	$82,732,255

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$303,985	$94,996
Deferred finance and rental income	980,040	953,875
Distribution payable	620,073	642,721
Other payables	312,810	236,328
Maintenance reserve	2,650,560	2,586,632
Total Current Liabilities	4,867,468	4,514,552

Non-current Liabilities
Other payables	672,281	582,281
Total Non-current Liabilities	672,281	582,281

Total Liabilities	$5,539,749	$5,096,833

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,430,343 shares as of June 30, 2014 and 9,459,384 shares as of December 31, 2013, net of repurchases	63,631,366	63,877,823

Accumulated surplus	12,810,434	13,757,599
Total Members’ Equity	76,441,800	77,635,422

Total Liabilities and Members’ Equity	$81,981,549	$82,732,255

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE

Finance and rental income	3,162,020	2,780,368	6,271,728	4,834,405
Net (loss) gain on sale of leased equipment	(8,900)	-	42,545	-
Other income	1,058	2,768	2,157	9,624

Total revenue	3,154,178	2,783,136	6,316,430	4,844,029

EXPENSES

Operating expenses (related party)	119,933	80,770	243,637	175,480
Management fees (related party)	165,870	163,753	331,884	272,909
Depreciation	1,264,817	1,184,487	2,499,137	2,090,653
Other expenses	311,623	123,332	444,412	247,264

Total expenses	1,862,243	1,552,342	3,519,070	2,786,306

Net income	$1,291,935	$1,230,794	$2,797,360	$2,057,723

Basic and diluted earnings per share	$0.14	$0.13	$0.30	$0.22

Weighted average number of shares outstanding: basic and diluted	9,435,344	9,500,634	9,442,543	9,517,582

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flow from operating activities:
Net income	$2,797,360	$2,057,723

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,499,137	2,090,653
Net gain on sale of leased equipment	(42,545)	-
Changes in operating assets and liabilities:
Fees payable (related party)	208,989	170,155
Lease receivables	635,274	(185,082)
Net investment in finance lease	402,787	349,203
Other receivables	(61,509)	24,553
Other payables	76,482	(64,599)
Deferred finance and rental income	26,165	671,383
Other assets	10,655	-
Net cash provided by operating activities	6,552,795	5,113,989

Cash flow from investing activities:
Purchase of equipment	(1,214,017)	(25,723,408)
Restricted cash	(118,338)	(66,839)
Investment in capital leased equipment	(2,479,233)	-
Proceeds from sale of leased equipment	613,218	-
Security deposit	90,000	354,645
Net cash used in investing activities	(3,108,370)	(25,435,602)

Cash flow from financing activities:
Distribution paid to members	(3,767,172)	(3,797,354)
Repurchase of shares	(246,457)	(666,710)
Maintenance reserves	118,338	66,839
Net cash used in financing activities	(3,895,291)	(4,397,225)

Net decrease in cash and cash equivalents	(450,866)	(24,718,838)

Cash and cash equivalents, beginning of the period	9,090,632	32,121,997

Cash and cash equivalents, end of the period	$8,639,766	$7,403,159

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve receivable	$(54,411)	$116,048
Accrued purchase of equipment	$-	$3,948
Distribution payable	$620,073	$623,887

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2013	9,459,384	$62,926,691	$951,132	$13,610,932	$146,667	$77,635,422
Repurchase of shares	(29,041)	(246,457)	-	-	-	(246,457)
Distribution to members	-	-	-	(3,680,341)	(64,184)	(3,744,525)
Net income	-	-	-	2,749,415	47,945	2,797,360
Balance at June 30, 2014	9,430,343	$62,680,234	$951,132	$12,680,006	$130,428	$76,441,800

(1)	Additional members represent all members other than the Managing member.

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

This Report covers the three months ended June 30, 2014 and 2013, respectively and the six months ended June 30, 2014 and 2013, respectively.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 18, 2014.

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

The lease term from the acquisition date by the Fund of each item of equipment is as follows:

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Lease
term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft Bombardier CRJ 700 ER	2
Aircraft (Airbus model A320-200)	2.5
Self-serve checkout equipment	5
Flat bed rail cars	5
Racetrack equipment	4
Smart safes	5
Machine tool equipment	5

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

If the equipment if returned at the end of a lease term, and the lessee has not met the return conditions as set out in the lease, the Fund is entitled in certain cases to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the three and six months ended June 30, 2014 and 2013.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the three and six months ended June 30, 2014 and 2013.

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

Maintenance reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay the Fund additional rentals, calculated monthly, which are based on the prior month’s flight hours and flight cycles. These additional rentals are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheets when paid by lessee. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related additional rentals the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

Allowance for doubtful accounts

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of June 30, 2014 or December 31, 2013, respectively.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and six months ended June 30, 2014 and 2013.

New Accounting Pronouncements

In June 2013, the FASB issued new guidance ASU 2013-08, Investment Companies - amendments to the scope, measurement, and disclosure requirements. The new guidance changes the approach to the investment company assessment in ASC 946 to clarify the characteristics of an investment company and provide comprehensive guidance for assessing whether an entity is an investment company. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The Fund did not meet the amended definition of an investment company, and as such adoption of this guidance did not have an impact on the Fund’s financial statements.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Leased equipment at cost net of accumulated depreciation consists of the following:

	June 30, 2014	December 31, 2013
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,758,734	9,758,734
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	7,777,356	6,752,405
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,084,544
Machine tool equipment	5,768,966	5,768,966
Less: Accumulated depreciation	(10,685,773)	(8,186,636)
	$66,643,530	$67,928,650

Annual minimum future rentals receivable related to the Fund’s operating leases over the next 5 years consist of the following:

For the period July 1 to December 31, 2014	$5,632,729
For the year ending December 31, 2015	11,044,828
For the year ending December 31, 2016	7,663,805
For the year ending December 31, 2017	5,527,837
For the year ending December 31, 2018	3,812,928
Thereafter	4,142,463
$37,824,590

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than assumed.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to racing track equipment, furniture, demo aircrafts and smart safes.

GA8-TC320 Airvan Aircraft

In January 2014, the Fund entered into a sale and leaseback arrangement with an Australian aircraft manufacturer where the Fund purchased four GA8-TC320 Airvan aircraft for $2,097,647 including initial direct costs. The lease term is 48 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee on payment of $1,272,956 (for all four aircraft). The leases were classified as finance leases on the Fund’s balance sheet. No leverage was used to finance this acquisition.

In May 2014, the lessee exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 97.4% of the original cost of the aircraft to the Fund. Additionally, the Fund received a percentage of the proceeds over an agreed upon threshold from the lessee’s sale of the aircraft to a third party. The lessee paid a purchase price of $542,265 and the Fund recognized a loss of $8,900 on sale.

The Fund purchased an additional GA8-TC320 Airvan aircraft for $360,500 including direct costs from the Australian aircraft manufacturer and entered into a sale and leaseback arrangement with the manufacturer for a period of 44 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee on payment of $232,430. The lease was classified as finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Smart Safe Equipment

In connection with the Fund’s acquisition of additional smart safes in March 2014 as described in Note 3, one lease was classified as a finance lease. The cost of the safes classified as a finance lease was $21,084, including initial direct costs. The lease term is 60 months. The lease term begins when the Fund signs the acceptance certificate and continues over the period of lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value at the end of the lease term of 60 months. If the Fund consents to the service provider's request, fair market value in this case cannot exceed 29% of the asset’s respective cost.

Sale of Office Equipment

In March 2014, on the expiration of one of the Fund’s leases, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $70,953 and the Fund recognized a gain of $51,445.

Net investment in finance lease (current and non-current) consists of the following:

	June 30, 2014	December 31, 2013
Minimum lease payments receivable	$2,508,109	$1,786,413
Estimated residual values of leased property (unguaranteed)	1,550,762	406,140
Less: Unearned income	(688,560)	(328,014)
Net investment in finance lease	$3,370,311	$1,864,539

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period July 1 to December 31, 2014	$510,065
For the year ending December 31, 2015	930,377
For the year ending December 31, 2016	732,207
For the year ending December 31, 2017	309,847
For the year ending December 31, 2018	25,613
$2,508,109

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than anticipated.

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

NOTES TO THE FINANCIAL STATEMENTS

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

During the six months ended June 30, 2014, the Fund engaged Macquarie Rail Inc., an affiliate of the Manager, to provide due diligence services for its acquisition of the railcar portfolio described in Note 3. The fees were capitalized as part of the cost of the assets. No such fees were incurred during the three and six months ended June 30, 2013.

During the six months ended June 30, 2014 the Fund engaged Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, to provide management services for the Aircraft (Airbus model A320-200) lease described in Note 3. MALS is paid for its services from the management fee charged by the manager. The fees are expensed as incurred and included in the Fund’s Statements of Operations. No such fees were incurred for the three and six months ended June 30, 2013.

For the three and six months ended June 30, 2014 and 2013, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended		Six Months ended
Entity	Capacity	Description	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$10,500	$570,000	$105,668	$748,355
Macquarie Asset Management Inc.	Manager	Management fee (2)	$144,720	$163,753	$310,734	$272,909
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	$119,933	$80,770	$243,637	$175,480
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	$19,027	$19,158	$37,671	$37,974
Macquarie Rail Inc.	Affiliate	Due diligence (1)	$-	$-	$41,267	$-
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	$21,150	$-	$21,150	$-

(1) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(2) Amount charged directly to operations.

6. EQUITY CONTRIBUTION

The Fund’s offering period ended on March 19, 2012 and the operating period commenced. As of June 30, 2014, the Fund had 9,430,343 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares). The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs.

7. SUBSEQUENT EVENTS

In July 2014, the Fund agreed to extend the lease for its Bombardier CRJ 700 ER aircraft for a period of two years beginning on June 1, 2014.

In connection with the lease extension, the Fund agreed with the lessee to offset the remaining receivables owed by the lessee of approximately $1.2 million against maintenance reimbursements owed to the lessee of approximately $1.3 million. No gain or loss was recognized for this transaction. This transaction was evaluated by management as a subsequent event and has not been reflected in the financial statements as of June 30, 2014 due to the timing of the lease extension and related agreement regarding the receivable satisfaction and liability extinguishment. The offset will be reflected in the Fund's September 30, 2014 financial statements.

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As of June 30, 2014, the Fund had 9,430,343 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of August 14, 2014, the Fund had 9,419,189 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

Second Quarter Transactions

GA8-TC320 Airvan Aircraft

In May 2014, the lessee exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 97.4% of the original cost of the aircraft to the Fund. The lessee paid a purchase price of $542,265 and the Fund recognized a loss of $8,900, driven by acquisition fees capitalized in the cost of the aircraft.

The Fund purchased an additional GA8-TC320 Airvan aircraft for $360,500 including direct costs from the Australian aircraft manufacturer and entered into a sale and leaseback arrangement for a period of 44 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee on payment of $232,430. The lease was classified as finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Total revenue for the three and six months ended June 30, 2014 increased by $371,042 and $1,472,401 respectively, as compared to the three and six months ended June 30, 2013 primarily due to an increase in rental income of $381,652 and $1,437,323 respectively. The increase in rental income was due to additional equipment purchased by the Fund during the second half of 2013 and in the first six months of 2014. These additional lease transactions include assets such as machine tool equipment, an Airbus A320-200 aircraft, smart safes, four GA8-TC320 Airvan aircraft, and railcars. The Fund also realized a gain of $51,445 from sale of office equipment and a loss of $8,900 from sale of one GA8-TC320 Airvan aircraft in the first six months of 2014.

Total expenses for the three months ended June 30, 2014 increased by $309,901 compared to the three months ended June 30, 2013 primarily due to an increase in other expenses of $188,291, depreciation expense of $80,330 and operating expenses of $39,163. The increase in other expenses was due to one off transaction costs incurred during the six months ended June 30, 2014. The costs were initially capitalized and subsequently expensed when it became more likely than not that the transaction would not be completed. Total expenses for the six months ended June 30, 2014 increased by $732,764 compared to the six months ended June 30, 2013 primarily due to an increase in depreciation expense of $408,484, other expenses of $197,148, operating expenses of $68,157 and asset management fees of $58,975. The increase in depreciation and management fees were driven by the purchase of additional equipment during the second half of 2013 and in the first six months of 2014.

The Fund evaluated a number of equipment transactions during the first six months of 2014 and closed some of these transactions. To date, the Fund has not used leverage to finance these transactions. The Fund continues to pursue additional equipment investment as well as debt leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from June 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased by $750,706, from $82,732,255 as of December 31, 2013 to $81,981,549 as of June 30, 2014. The decrease in total assets during the six months ended June 30, 2014 was due to the following: cash decreased due to the acquisition of leased assets for a total of $3,693,250 and cash distributions to members of $3,767,172, partially offset by rents collected and rentals received in advance from certain lessees. Operating lease assets increased due to the aforementioned acquisitions, the increase was partially offset by depreciation expense of $2,499,137. Net investment in finance leases increased by $1,505,772 due to new acquisitions, partially offset by the sale of two finance lease assets, amortization of unearned revenue and the collection of rentals. Lease receivables decreased due to the payment of outstanding rentals.

Total Liabilities

Total liabilities increased by $442,916, from $5,096,833 as of December 31, 2013 to $5,539,749 as of June 30, 2014. The increase in total liabilities is the result of an increase in fees payable to related parties of $208,989, receipt of a security deposit for $90,000, an increase in other payables by $76,482 and an additional accrual for maintenance of the CRJ 700ER aircraft of $63,928. Fees payable to related parties increased due to accrual of operating expense for the six months ended June 30, 2014 and an increase in management fees related to the Fund’s additional asset purchases. Operating expenses due to the Manager are settled on an annual basis in December. Other payables increased due to additional accrued deal expenses for a deal the Fund did not proceed with.

Equity

Equity decreased by $1,193,622 from $77,635,422 as of December 31, 2013 to $76,441,800 as of June 30, 2014. The decrease in equity is primarily due to distributions to investors of $3,744,525, of which $3,124,452 were paid and $620,073 were payable as of June 30, 2014. Additionally, 29,041 shares were redeemed for $246,457 during the six months ended June 30, 2014. The decrease was offset by net income of $2,797,360 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the six months ended June 30, 2014 and 2013.

	June 30, 2014	June 30, 2013
Net cash provided by (used in) :
Operating activities	$6,552,795	$5,113,989
Investing activities	(3,108,370)	(25,435,602)
Financing activities	(3,895,291)	(4,397,225)
Net decrease in cash and cash equivalents	$(450,866)	$(24,718,838)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2014, the Fund had cash and cash equivalents of $8,639,766. The amount of cash provided by operating activities for the six months ended June 30, 2014 of $6,552,795 consisted primarily of rentals collected during the six months from assets on lease.

The cash used in investing activities for the six months ended June 30, 2014 is primarily attributable to the purchase of five GA8-TC320 Airvan aircraft for $2,458,147, purchase of additional railcars for $1,032,186 and the purchase of additional smart safes for $210,150. This decrease is partially offset by proceeds of $542,265 received from sale of one GA8-TC320 Airvan aircraft and $70,953 received from sale of office equipment and the security deposit of $90,000 received from the lessee of the GA8-TC320 Airvan aircraft.

The cash used in financing activities for the six months ended June 30, 2014 is primarily attributable to distributions to members and share repurchases.

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

As of August 14, 2014 we have used approximately $96,391,971 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,758,734
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	811,400
Furniture, office and other related equipments (sold in Nov 2013 & Mar 2014)	870,453
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	1,885,873
GA8-TC320 Airvan Aircraft (sold in May 2014)	572,274
$96,391,971

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

Distributions

The Fund began making monthly cash distributions on April 15, 2010 and paid cash distributions to our members in the amount of $1,902,741 and $3,767,172 during the three and six months ended June 30, 2014.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of June 30, 2014.

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

Item 4.        Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2014	15,084	$8.40	15,084
May 1 to May 31, 2014	2,167	$8.40	2,167
June 1 to June 30, 2014	-	-	-
Total	17,251	$8.40	17,251

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

Date: August 14, 2014

By:	/S/ JOHN PAPATSOS
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: August 14, 2014

Exhibit Index

Exhibit
Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant
32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant
32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant
101.0**	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended June 30, 2014, filed on August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 31, 2014 (Unaudited) and December 31, 2013, (ii) the Statement of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited), (iii) the Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Six Months Ended June 30, 2014 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

___________________

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

