Form 10-Q
period 2014-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2014-11-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission File Number: 000-53904

MACQUARIE EQUIPMENT LEASING FUND, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-3291543 (IRS Employer Identification No.)

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

There were 9,396,317 shares of limited liability company membership interests outstanding at November 14, 2014.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$9,829,568	$9,090,632
Restricted cash	1,182,775	2,045,592
Net investment in finance lease	1,227,176	614,232
Lease receivables	38,411	1,147,674
Maintenance reserve and other receivables	151,169	631,918
Other assets	12,721	23,250
Total Current Assets	12,441,820	13,553,298

Non-current Assets
Net investment in finance lease	2,063,002	1,250,307
Leased equipment at cost (net of accumulated depreciation of $11,849,467 and $8,186,636, respectively)	65,507,657	67,928,650
Total Non-current Assets	67,570,659	69,178,957

Total Assets	$80,012,479	$82,732,255

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$403,460	$94,996
Deferred finance and rental income	865,591	953,875
Distribution payable	619,340	642,721
Other payables	226,764	236,328
Maintenance reserve	-	2,586,632
Total Current Liabilities	2,115,155	4,514,552

Non-current Liabilities
Maintenance reserve	1,223,059	-
Other payables	672,281	582,281
Total Non-current Liabilities	1,895,340	582,281

Total Liabilities	$4,010,495	$5,096,833

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,419,189 shares as of September 30, 2014 and 9,459,384
shares as of December 31, 2013, net of repurchases of 238,868 and 198,733, respectively	63,539,639	63,877,823

Accumulated surplus	12,462,345	13,757,599
Total Members’ Equity	76,001,984	77,635,422

Total Liabilities and Members’ Equity	$80,012,479	$82,732,255

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUE

Finance and rental income	3,065,789	3,074,605	9,337,517	7,909,010
Net gain on sale of leased equipment	33,708	38,686	76,253	38,686
Other income	28,386	41,725	30,543	51,349

Total revenue	3,127,883	3,155,016	9,444,313	7,999,045

EXPENSES

Operating expenses (related party)	111,185	114,719	354,822	290,199
Management fees (related party)	157,498	166,729	489,382	439,638
Depreciation	1,163,694	1,266,916	3,662,831	3,357,569
Other expenses	144,274	100,265	588,686	347,529

Total expenses	1,576,651	1,648,629	5,095,721	4,434,935

Net income	$1,551,232	$1,506,387	$4,348,592	$3,564,110

Basic and diluted earnings per share	$0.16	$0.16	$0.46	$0.38

Weighted average number of shares outstanding: basic and diluted	9,421,250	9,471,326	9,435,367	9,501,994

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flow from operating activities:
Net income	$4,348,592	$3,564,110

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,662,831	3,357,569
Net gain on sale of leased equipment	(76,253)	(38,686)
Changes in operating assets and liabilities:
Fees payable (related party)	293,489	280,968
Lease receivables	1,109,263	(212,484)
Net investment in finance lease	626,180	540,748
Other receivables	41,992	(27,155)
Other payables	(9,564)	(104,906)
Deferred finance and rental income	(88,284)	741,214
Other assets	10,529	-
Net cash provided by operating activities	9,918,775	8,101,378

Cash flow from investing activities:
Proceeds from sale of leased equipment	1,101,666	104,323
Purchase of equipment	(1,226,863)	(26,344,312)
Investment in capital leased equipment	(3,139,232)	-
Restricted cash	862,817	(91,194)
Security deposit	90,000	354,645
Net cash used in investing activities	(2,311,612)	(25,976,538)

Cash flow from financing activities:
Distribution paid to members	(5,667,226)	(5,707,128)
Repurchase of shares	(338,184)	(890,118)
Maintenance reserve	(862,817)	91,195
Net cash used in financing activities	(6,868,227)	(6,506,051)

Net increase/(decrease) in cash and cash equivalents	738,936	(24,381,211)

Cash and cash equivalents, beginning of the period	9,090,632	32,121,997

Cash and cash equivalents, end of the period	$9,829,568	$7,740,786

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$(500,757)	$279,285
Accrued purchase of equipment	$14,975	$3,948
Distribution Payable	$619,340	$622,198

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2013	9,459,384	$62,926,691	$951,132	$13,610,932	$146,667	$77,635,422
Repurchase of shares	(40,195)	(338,184)	-	-	-	(338,184)
Distribution to members	-	-	-	(5,547,038)	(96,808)	(5,643,846)
Net income	-	-	-	4,274,034	74,558	4,348,592
Balance at September 30, 2014	9,419,189	$62,588,507	$951,132	$12,337,928	$124,417	$76,001,984

(1)	Additional members represent all members other than the Managing member.

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

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager” or the “Managing member”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,000 in capital contributions to the Fund. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and other equipment-related investments. The Fund has one reportable segment, all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the operating period commenced on that date. As such, shares that have been repurchased by the Fund are not eligible to be reissued.

This report covers the three and nine months ended September 30, 2014 and 2013, respectively.

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

The residual value and useful life are determined by the Fund’s Manager and are calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, industry valuers, auction data, internal and external sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical assets. Once an asset comes off lease or is re-leased, the Fund reassesses its useful life and residual value.

Costs incurred in extending the useful life and/or increasing the resale value of leased equipment are capitalized into the cost of an asset. No such costs have been incurred to date.

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the three and nine months ended September 30, 2014 and 2013, respectively.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant operating lease assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the three and nine months ended September 30, 2014 and 2013, respectively.

Net investment in Finance Lease

If a lease meets specific criteria under ASC 840 at its inception, then the Fund recognizes the lease as a net investment in finance lease on its Balance Sheet. Net investment in finance leases consist of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

The residual values of the Fund’s significant finance lease assets are reviewed at least annually. If the review results in a lower estimate than had been previously established, the Fund will determine whether the decline in the estimated residual value is other than temporary. If the decline in estimated residual value is judged to be other than temporary, the accounting for the transaction shall be revised using the changed estimate and the resulting reduction in the net investment shall be recognized as a loss in the period in which the estimate is changed. An upward adjustment of a leased asset’s estimated residual value shall not be made.

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay the Fund for maintenance, calculated monthly, which is based on the prior month’s flight hours and flight cycles. These payments are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheets when paid by lessee. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

As part of the lease extension described in Note 3, the Fund agreed to offset maintenance reimbursements owed to the lessee for shop visits in 2013 of $1,386,401 with rental and maintenance reserve payments owed to the Fund.

Cash is only collected for maintenance costs on the Fund’s CRJ 700 ER aircraft.

Revenue Recognition

At inception of a finance lease the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

Allowance for Doubtful Accounts

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of September 30, 2014 or December 31, 2013, respectively. No allowance was recorded or reversed during the three and nine months ended September 30, 2014 and 2013, respectively.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. For the three and nine months ended September 30, 2014, the Fund wrote off receivables of $36,992 related to reimbursable deal costs for a transaction the Fund did not proceed with when it became more likely than not that the Fund wouldn’t recover the costs. No write offs were recorded for the three and nine months ended September 30, 2013.

Comprehensive Income

The Fund follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income and its components. The Fund does not have any components of other comprehensive income, thus it is not presented separately in the Fund’s financial statements.

Distributions

The Manager has sole discretion to determine what portion, if any, of cash on hand will be distributed to the members. Distributions are made on a monthly basis and accrued at the end of each month. Cash distributions are paid on the 15th day of the following month and reflected in the Statement of Changes in Members’ Equity. Distributions accrued but not paid are recorded as a distribution payable on the Fund’s Balance Sheet.

New Accounting Pronouncements

In June 2013 the FASB issued ASU 2013-08, Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements. The new guidance changes the approach to the investment company assessment in ASC 946 to clarify the characteristics of an investment company and provide comprehensive guidance for assessing whether an entity is an investment company. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The Fund did not meet the amended definition of an investment company and as such, adoption of this guidance did not have an impact on the Fund’s financial statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of this standard becomes effective on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Fund is currently in the process of evaluating the impact of the adoption of this standard on the Fund’s financial statements. The adoption of this standard is not expected to have an impact on the Fund’s financial statements.

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this standard becomes effective for the fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The Fund is currently in the process of evaluating the impact of the adoption of this standard on the Fund’s financial statements.

3. LEASED EQUIPMENT AT COST

Extension of Bombardier CRJ 700 ER Aircraft Lease

In July 2014, the Fund entered into a lease extension agreement for its Bombardier CRJ 700 ER Aircraft which was initially acquired in March 2011. The aircraft is on lease to an airline which is wholly owned by the Government of India and will continue to be used by the airline for its domestic routes in India. The lease was extended for a period of 24 months. At expiration of the lease the airline may return the aircraft to the Fund or extend the lease for an additional 24 month period. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

As part of the lease extension agreement, in July 2014 the Fund and the lessee agreed to offset the outstanding rent and maintenance reserve of $1,271,897 owed by the lessee with maintenance reimbursements of $1,386,401 owed to the lessee, with the difference credited to the lessee’s rent.

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

Leased equipment at cost net of accumulated depreciation consists of the following:

	September 30, 2014	December 31, 2013
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,786,555	9,758,734
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	7,777,356	6,752,405
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,084,544
Machine tool equipment	5,768,966	5,768,966
Less: Accumulated depreciation	(11,849,467)	(8,186,636)
	$65,507,657	$67,928,650

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rentals receivable related to the Fund’s operating leases over the next 5 years consist of the following:

For the period October 1 to December 31, 2014	$2,282,976
For the year ending December 31, 2015	11,044,828
For the year ending December 31, 2016	7,513,805
For the year ending December 31, 2017	5,527,837
For the year ending December 31, 2018	3,812,928
Thereafter	4,142,463
$34,324,837

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than assumed.

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to racing track equipment, furniture, demo aircrafts and smart safes.

GA8-TC320 Airvan Aircraft

In January 2014, the Fund entered into a sale and leaseback arrangement with an Australian aircraft manufacturer where the Fund purchased four GA8-TC320 Airvan aircraft for $2,097,647 including initial direct costs. The lease term is 48 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for an agreed-upon price. The leases are classified as finance leases on the Fund’s balance sheet. No leverage was used to finance this acquisition.

In May 2014, the lessee exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 97.4% of the original cost of the aircraft to the Fund. Additionally, the Fund received a percentage of the proceeds over an agreed upon threshold from the lessee’s sale of the aircraft to a third party. The lessee paid a purchase price of $542,265 and the Fund recognized a loss of $8,900.

In May 2014, the Fund purchased an additional GA8-TC320 Airvan aircraft for $360,500 including direct costs from the Australian aircraft manufacturer and entered into a sale and leaseback arrangement with the manufacturer for a period of 44 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for a payment of $232,430. The lease is classified as finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

In August 2014, the lessee exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 95.4% of the original cost of the aircraft to the Fund. The lessee paid a purchase price of $488,448 and the Fund recognized a loss of $10,757.

In September 2014, the Fund purchased an additional GA8-TC320 Airvan aircraft for $660,000 including direct costs from a U.S. aircraft dealer and entered into a lease arrangement with the Australian aircraft manufacturer for a period of 42 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for a payment of $450,120. The lease was classified as finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Sale of Office Equipment

In March 2014, on the expiration of one of the Fund’s leases, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $70,953 and the Fund recognized a gain of $51,445.

In September 2014, on expiration of one of the Fund’s leases, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $62,000 and the Fund recognized a gain of $44,465.

Net investment in finance lease (current and non-current) consists of the following:

	September 30, 2014	December 31, 2013
Minimum lease payments receivable	$2,308,200	$1,786,413
Estimated residual values of leased property (unguaranteed)	1,661,811	406,140
Less: Unearned income	(679,833)	(328,014)
Net investment in finance lease	$3,290,178	$1,864,539

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period October 1 to December 31, 2014	$214,726
For the year ending December 31, 2015	955,316
For the year ending December 31, 2016	757,145
For the year ending December 31, 2017	334,787
For the year ending December 31, 2018	46,226
$2,308,200

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

5. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services.

The Fund pays the Manager and its affiliates’ fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements;

•	Asset management fees equal to the lesser of: (a) (i) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision); (ii) 2% of gross rental payments from full payout leases which contain net lease provisions; and (iii) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (b) the amount of fees which are competitive for similar services;

•	Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax eight percent (8.0%) per annum internal rate of return compounded daily on all capital contributions of members;

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

•	Out-performance fees depending upon the extent to which Investor Return has been achieved. Prior to the time that Investor Return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses depending upon the scope and volume of services the Manager provides to the Fund.

During the nine months ended September 30, 2014, the Fund engaged Macquarie Rail Inc., an affiliate of the Manager, to provide due diligence services for its acquisition of the railcar portfolio described in Note 3. The fees were capitalized as part of the cost of the assets. No such fees were incurred during the three and nine months ended September 30, 2013.

During the three and nine months ended September 30, 2014 the Fund engaged Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, to provide management services for the Aircraft (Airbus model A320-200) lease described in Note 3. MALS is paid for its services from the management fee charged by the manager. The fees are expensed as incurred and included in the Fund’s Statements of Operations. No such fees were incurred for the three and nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014 and 2013, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended		Nine Months ended
Entity	Capacity	Description	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$18,085	$105,668	$766,440
Macquarie Asset Management Inc.	Manager	Management fee (2)	$136,348	$166,729	$447,082	$439,638
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	$111,185	$114,719	$354,822	$290,199
Macquarie Asset Management Inc.	Manager	Outperformance fee (3)	$19,001	$19,098	$56,672	$57,071
Macquarie Rail Inc.	Affiliate	Due dilligence (1)	$-	$-	$41,267	$-
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	$21,150	$-	$42,300	$-

(1) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(2) Amount charged directly to operations.

(3) Amount charged to other expense in the statement of operations

6. EQUITY

As of September 30, 2014, the Fund had 9,419,189 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares). The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs.

The Fund declared distributions of $1,899,321 during the quarter, of which $1,279,981 were paid and $619,340 were payable as of September 30, 2014.

7. FAIR VALUE MEASUREMENTS

The Company is required to report the fair value of financial instruments, as defined. Substantially all of the Company’s assets and liabilities are carried at contracted amounts which approximate fair value and are classified as Level 1 under the hierarchy defined below. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2014, the Fund did not hold any financial instruments that are classified within the Level 2 or 3 of the fair value hierarchy.

8. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of September 30, 2014.

9. SUBSEQUENT EVENTS

In October 2014, the Fund purchased two GA8-TC320 Airvan aircraft. The first aircraft was purchased for $600,000 from a U.S. aircraft dealer and leased to the Australian aircraft manufacturer. The second aircraft was purchased from and leased back to the Australian aircraft manufacturer for $500,000.

In November 2014, the Fund provided $540,000 in financing to the Australian aircraft manufacturer, secured by a GA8-TC320 aircraft. The financing is for a period of 12 months.

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As of September 30, 2014, the Fund had 9,419,189 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of November 14, 2014, the Fund had 9,396,317 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

Third Quarter Transactions

GA8-TC320 Airvan Aircraft

In August 2014, the lessee again exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 95.4% of the original cost of the aircraft to the Fund. The lessee paid a purchase price of $488,448 and the Fund recognized a loss of $10,757 on sale.

In September 2014, the Fund purchased an additional GA8-TC320 Airvan aircraft for $660,000 including direct costs from the U.S. aircraft dealer and entered into a lease arrangement with the Australian aircraft manufacturer for a period of 42 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee on for a payment of $450,120. The lease was classified as finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

Extension of Bombardier CRJ 700 ER Aircraft Lease

In July 2014, the Fund renewed entered into a lease extension agreement for its lease for the Bombardier CRJ 700 ER Aircraft which was initially acquired in March 2011. The aircraft is on lease to an airline which is wholly owned by the Government of India and will continue to be used by the airline for its domestic routes in India.. The lease was extended for a period of 24 months. At expiration of the lease the airline may return the aircraft to the Fund or extend the lease for an additional 24 month period. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

As part of the lease extension agreement, the Fund and the lessee agreed to offset the outstanding rent and maintenance reserve of $1,271,897 owed by the lessee with maintenance reimbursements of $1,386,401 owed to the lessee, with the difference credited to the lessee’s rent.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Total revenue for the three months ended September 30, 2014 decreased by $27,133 compared to the three months ended September 30, 2013. The decrease was primarily driven by a decrease in rental income of $8,816 and decrease in other income of $13,339. Total revenue for the nine months ended September 30, 2014 increased by $1,445,268 compared to the nine months ended September 30, 2013 primarily due to an increase in rental income of $1,428,507. The increase in rental income was due to additional equipment purchased by the Fund during 2013 and in the first nine months of 2014 as described in Notes 3 and 4 to the Financial Statements. These additional lease transactions include assets such as machine tool equipment, an Airbus A320-200 aircraft, smart safes, six GA8-TC320 Airvan aircraft, and a portfolio of railcars. The Fund also realized a gain of $95,910 from sale of office equipment and a loss of $19,657 from sale of two GA8-TC320 Airvan aircrafts in the first nine months of 2014.

Total expenses for the three months ended September 30, 2014 decreased by $71,978 compared to the three months ended September 30, 2013 primarily due to a decrease in depreciation expense of $103,222 and increase in other expenses of $44,009. The decrease in depreciation expense was related to the lease extension for the Fund’s Bombardier CRJ 700 ER Aircraft. On the extension of the lease, the Fund estimated the residual value of the aircraft at the end of the extended lease term, the shorter term and estimated residual value assessment led to a decrease in monthly depreciation expense compared to the initial lease. The increase in other expenses was due to equipment transaction costs incurred during the nine months ended September 30, 2014 which were expensed. Total expenses for the nine months ended September 30, 2014 increased by $660,786 compared to the nine months ended September 30, 2013 primarily due to an increase in depreciation expense of $305,262, other expenses of $241,157, operating expenses of $64,623 and asset management fees of $49,744. The increase in depreciation and management fees were driven by the purchase of additional equipment during 2013 and in the first nine months of 2014. The increase in other expenses is primarily due to expensing deal related costs.

The Fund evaluated a number of equipment transactions during the first nine months of 2014 and closed some of these transactions. To date, the Fund has not used leverage to finance these transactions. The Fund continues to pursue additional equipment investment as well as debt leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from September 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased by $2,719,776, from $82,732,255 as of December 31, 2013 to $80,012,479 as of September 30, 2014. The decrease in total assets during the nine months ended September 30, 2014 was due to the following: lease and maintenance reserve receivables decreased by $1,109,263 and $480,749, respectively due to the payment of outstanding rentals and the offset of outstanding rentals and maintenance reserve receivable on the renewal of the lease for the Fund’s Bombardier CRJ 700 ER Aircraft. Cash and cash equivalents increased by $738,936. Cash increases were driven by rents collected and rentals received in advance from certain lessees. Cash decreases were driven by the acquisition of leased assets for a total of $4,366,095 and cash distributions to members of $5,667,226. Restricted cash decreased by $862,817 during the quarter due to the lease extension and related offset of payables and receivables described in Note 3 to the Financial Statements. Operating lease assets increased due to the aforementioned acquisitions, partially offset by depreciation expense of $3,662,831. Net investment in finance leases increased by $1,425,639 due to new acquisitions, partially offset by the sale of four finance lease assets, amortization of unearned revenue and the collection of rentals.

Total Liabilities

Total liabilities decreased by $1,086,338, from $5,096,833 as of December 31, 2013 to $4,010,495 as of September 30, 2014. The decrease in total liabilities is the result of a decrease in maintenance reserve payable of $1,363,573. When the Fund renewed its lease for the Bombardier CRJ 700 ER Aircraft, the Fund agreed to offset maintenance reimbursements it owed to the lessee with rentals and maintenance reserve payments owed to the Fund. The maintenance costs offset as part of the agreement were $1,386,401. This decrease is partially offset by increase in fees payable to related parties of $308,464 and receipt of a security deposit for $90,000. Fees payable to related parties increased due to accrual of operating expense for the nine months ended September 30, 2014 and an increase in management fees related to the Fund’s additional asset purchases. Operating expenses due to the Manager are settled on an annual basis in December.

Equity

Equity decreased by $1,633,438 from $77,635,422 as of December 31, 2013 to $76,001,984 as of September 30, 2014. The decrease in equity is primarily due to distributions to investors of $5,643,846, of which $5,024,506 were paid and $619,340 were payable as of September 30, 2014. Additionally, 40,195 shares were redeemed for $338,184 during the nine months ended September 30, 2014. The decrease was offset by net income of $4,348,592 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the nine months ended September 30, 2014 and 2013.

	September 30, 2014	September 30, 2013
Net cash provided by/(used in) :
Operating activities	$9,918,775	$8,101,378
Investing activities	(2,311,612)	(25,976,538)
Financing activities	(6,868,227)	(6,506,051)
Net increase/(decrease) in cash and cash equivalents	$738,936	$(24,381,211)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2014, the Fund had cash and cash equivalents of $9,829,568. The amount of cash provided by operating activities for the nine months ended September 30, 2014 of $9,918,775 consisted primarily of rentals collected during the nine months from assets on lease.

The cash used in investing activities for the nine months ended September 30, 2014 is primarily attributable to the purchase of six GA8-TC320 Airvan aircraft for $3,118,147, purchase of additional railcars for $1,032,186 and the purchase of additional smart safes for $210,150. This decrease is partially offset by proceeds of $1,030,713 received from sale of two GA8-TC320 Airvan aircraft and $132,953 received from sale of office equipment and the security deposit of $90,000 received from the lessee of the GA8-TC320 Airvan aircraft.

The cash used in financing activities for the nine months ended September 30, 2014 is primarily attributable to distributions to members and share repurchases.

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

As of November 14, 2014 we have used approximately $98,719,792 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Participation interest in commercial jet aircraft engines (sold in Mar 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,786,555
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in Nov 2013, Mar and Sep 2014)	1,012,843
Semiconductor manufacturing tools (sold in Jun 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Airbus model A320-200 aircraft	19,551,352
Aircraft GA8-TC320 Airvan	3,116,029
Aicraft GA8-TC320 Airvan (sold in May and Aug 2014)	1,102,118
Financing provided to aircraft lessor	540,000
$98,719,792

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

Distributions

The Fund paid cash distributions to our members in the amount of $1,900,054 and $5,667,226 during the three and nine months ended September 30, 2014.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our Operating Agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of September 30, 2014.

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

Item 4.        Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2014	11,154	$8.22	11,154
August 1 to August 31, 2014	-	-	-
September 1 to September 30, 2014	-	-	-
Total	11,154	$8.22	11,154

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

Date: November 14, 2014

By:	/s/ John Papatsos
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: November 14, 2014

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended September 30, 2014, filed on November 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (ii) the Statement of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited), (iii) the Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Nine Months Ended September 30, 2014 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.

