Form 10-K
period 2014-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2015-02-18
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

There were 9,382,123 shares of limited liability company membership interests outstanding as of February 18, 2015.

FORWARD-LOOKING STATEMENTS

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. In particular, changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I

Item 1.    Business

Except as otherwise specified, the “Fund," the "Company,” “we,” “us,” and “our” refer to Macquarie Equipment Leasing Fund, LLC (the “Fund”), a Delaware limited liability company. “Manager” refers to our manager, Macquarie Asset Management Inc., a Delaware limited liability company.

Macquarie Equipment Leasing Fund, LLC

The Fund was formed on August 21, 2008 for the purpose of being an equipment leasing program that will finance a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals, interest, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc., a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,000 in capital contributions to the Fund since the Fund’s formation. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions, financings, and disposals, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment leases, loans, and other equipment-related investments. The Fund has one reportable segment, all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010 the Fund’s offering period continued until March 19, 2012. The operating period commenced on thereafter.

This report covers the years ended December 31, 2014 and 2013, respectively.

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

Macquarie Group Limited is listed on the Australia Stock Exchange (ASX:MQG; ADR:MQBKY) and is regulated by the Australian Prudential Regulation Authority, the Australian banking regulator, as the owner of Macquarie Bank Limited, an authorized deposit taker. Macquarie Group also owns a bank in the UK, Macquarie Bank International Limited, which is regulated by the Financial Conduct Authority and the Prudential Regulation Authority.

Founded in 1969, Macquarie employs more than 14,100 people in over 28 countries. As of September 30, 2014, Macquarie had assets under management of $A425 billion.

The Manager forms part of the division responsible for the majority of Macquarie Group’s equipment leasing activities. As of September 30, 2014, the Macquarie Group’s equipment leasing business had approximately $A17.5 billion of equipment leases under management for its own account with over 1,000 employees located in North America, Europe, Asia and Australia/New Zealand. These employees variously specialize in:

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

Industry

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive across products and geographic regions. The Fund carries on business in the U.S. and in foreign jurisdictions. The following figures as published by World Leasing Yearbook 2014 provide an overview of the size of the global equipment leasing industry:

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

The Fund operates across a number of segments within the equipment leasing industry. The equipment leasing industry and its participants may be categorized in numerous ways. These categories often overlap. The Fund is primarily a global leasing company with a focus on providing primarily non-full payout (operating) leases to mainly corporate clients across a number of equipment classes, although it has and will continue to enter into small ticket lease transactions and full payout loans and leases. Its returns are influenced by competitive conditions existing within the equipment leasing industry, including general economic conditions and its ability to provide lease pricing and terms and structures which are attractive versus competitors.

Existing Portfolio – Status Report

As of December 31, 2014, our portfolio is represented by the investments as described below, aggregating to a total investment amount of $82,711,002 (net of disposals). The Fund disposed of certain of its furniture and GA8-TC320 Airvan aircraft during the year ended December 31, 2014. As of December 31, 2014 and 2013, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment in certain sectors as follows:

		Percentage of Total Equipment Cost
Sector	Asset Type	2014	2013

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	31%	32%
Aviation	Aircraft Bombardier CRJ 700 ER	12%	12%
Technology	Self-serve checkout equipment	*	*
Railcars	Flat bed rail cars	*	*
Technology/Transportation	Racetrack equipment	*	*
Technology	Smart safes	*	*
Manufacturing Equipment	Machine tool equipment	*	*
Aviation	Aircraft (Airbus model A320-200)	24%	25%
Retirement Community/Assisted Living	Furniture	*	*
Aviation	GA8-TC320 Airvan Aircraft	*	**

*	Less than 10%
**	Not in Existence

The Fund also entered into loan transactions for $5,540,000 during the year ended December 31, 2014, of which, a balance of $3,823,206 was outstanding as of December 31, 2014.

Equipment Leasing Activities

The Fund has acquired a diversified portfolio of equipment. The following table sets forth the transactions entered into by the Fund during the year ended December 31, 2014 and the types of asset financed:

Sector	Asset Type	Purchase Price	Percentage of Total Acquisitions

Railcars	Flat bed rail cars	$1,032,186	17%
Technology	Smart safes	210,151	*
Aviation	GA8-TC320 Airvan Aircraft	4,683,690	79%

		$5,926,027

*   Less than 10%

The Fund has disposed of certain equipment during the year. The following table sets forth the sale transactions entered into by the Fund during the years ended December 31, 2014 and 2013, and the types of assets disposed of:

6

		2014		2013
Sector	Asset Type	Sale Price	Gain (Loss) on Sale	Sale Price	Gain (Loss) on Sale

Retirement Community/Assisted Living	Furniture	$132,953	$95,910	$297,626	$225,272
Aviation	GA8-TC320 Airvan Aircraft	1,450,563	(28,607)	-	-
Technology	Smart safes	-	-	104,323	38,829

		$1,583,516	$67,303	$401,949	$264,101

During the years ended December 31, 2014 and 2013, certain leases generated significant portions (defined as 10% or more) of the Fund’s total leasing revenues. Each asset type listed below relates to one lessee. Concentrations were as follows:

		Percentage of Total Leasing Revenues
Sector	Asset Type	2014	2013

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	18%	20%
Aviation	Aircraft Bombardier CRJ 700 ER	16%	20%
Technology	Self-serve checkout equipment	*	*
Railcars	Flat bed rail cars	12%	12%
Technology/Transportation	Racetrack equipments	*	10%
Manufacturing Equipment	Machine tool equipment	11%	10%
Aviation	Aircraft (Airbus model A320-200)	23%	17%
Technology	Smart safes	*	*
Retirement Community/Assisted Living	Furniture	*	*
Aviation	GA8-TC320 Airvan Aircraft	*	**

*	Less than 10%
**	Not in Existence

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

Members

As of December 31, 2014, the Fund has a total of 2,621 members.

Share Valuation

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of shares pursuant to our offering or to participate in any future offering of our shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a “per share” estimated value of our shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares is deemed to be $9.82 per share as of December 31, 2014. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our shares, and for a period of up to 18 months after the end of our offering period, the value of our shares was estimated to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. Our offering ended on March 19, 2012.

Following the termination of the offering of our shares, the estimated value of our shares is based on the estimated amount that a holder of a share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculate the sum of (i) the fair market value of our leases, equipment held for sale or lease, and other assets, and (ii) our cash on hand. From this amount, we then subtract our total debt outstanding and then divide that sum by the total number of shares outstanding. The value of our shares as of December 31, 2014 is estimated to be $9.82 per share.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our shares or our assets. No independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our shares at this time and none is expected to develop, there can be no assurance that limited partners could receive $9.82 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Furthermore, there can be no assurance:

•	as to the amount investors may actually receive if and when we seek to liquidate our assets or the amount of lease payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $9.82 per share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our shares for the ERISA and FINRA purposes described above and, therefore, the $9.82 per share does not reflect the amount that a member would currently receive under our repurchase plan. In addition, there can be no assurance that a member will be able to redeem their shares under our repurchase plan.

Share Repurchases

We repurchased 63,067 shares during the year ended December 31, 2014 compared to repurchases of 105,430 during the year ended December 31, 2013. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our operating agreement. Repurchased shares have no voting rights and do not share in distributions with other members. Our operating agreement limits the number of shares that can be repurchased in any one year and repurchased shares may not be reissued.

A summary of the shares repurchases during the quarter ended December 31, 2014 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2014	22,872	$7.79	22,872
November 1 to November 30, 2014	-	-	-
December 1 to December 31, 2014	-	-	-
Total	22,872	$7.79	22,872

Distributions

The Fund declared monthly distributions to our members totaling $7,538,554 and $7,586,865 during the years ended December 31, 2014 and 2013, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations as of and for the year ended December 31, 2014. This discussion should be read together with the Fund’s financial statements contained under Item 8 of this Annual Report on Form 10-K. This discussion should also be read in conjunction with the disclosures above regarding “Forward-Looking Statements.”

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring a diversified portfolio of equipment and equipment leases. The Fund also makes investments in loans collateralized by equipment, and other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

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

Equipment leasing activity levels are impacted by general economic conditions in global and local economies and more specifically business appetite for investment in new and used equipment. The availability of liquidity to finance equipment for counterparties on satisfactory terms as well as business confidence to invest in equipment throughout the cycles impacts on the equipment leasing volumes and pricing in the marketplace. Pricing in the global market has become more competitive in recent years due to the reduction in interest rates in the U.S. and Europe.

Recent Transactions

We engaged in the following transactions during 2014:

Participating Interest in a Finance Facility

In November 2014, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $5,000,000 to participate in an existing facility previously provided by MBL UK to a European technology distribution company to finance technology equipment. The term of each advance is 58 days from disbursement. The Fund’s advances were paid to MBL UK and it will receive principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. This transaction is recorded as a participating interest – loan receivable (related party) on the Fund’s balance sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The loan was fully repaid in February 2015.

Finance Facility

In November 2014, the Fund entered into an agreement with an Australian aircraft manufacturer to provide a finance facility of $540,000 for a period of 12 months. The Australian aircraft manufacturer is required to pay monthly installments of $7,597 over the term of the facility and a final installment of $496,260 on the first day of the last month in the term. The loan is secured by a GA8-TC320 aircraft. The loan is recorded as a loan receivable and recorded at amortized cost on the balance sheet. The Fund will recognize interest income using the effective interest method.

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

In July 2014, as part of the lease extension agreement, the Fund and the lessee agreed to offset the outstanding rent and maintenance reserve of $1,271,897 owed by the lessee with maintenance reimbursements of $1,386,401 owed to the lessee, with the difference credited to the lessee’s rent.

Smart Safe Equipment

In March 2014, as part of a master lease program, the Fund purchased additional smart safes for $210,150, including initial direct costs, from a U.S. safe manufacturer, $189,066 were classified as operating leases and $21,084 as finance leases. These safes are on lease for a period of 60 months to a company that owns, operates or franchises restaurants. The safes are deployed in restaurants throughout the U.S. No leverage was used to finance this acquisition by the Fund. The lease term begins when the Fund signs the acceptance certificate and continues over the period of the lease. At the end of the lease term, the lessee may return the equipment or continue to rent the equipment under a renewed lease agreement. The Fund has simultaneously entered into a Service and Remarketing agreement with a major U.S. cash logistics company who has been appointed as the exclusive service provider for the Fund and is responsible for billing, collecting and servicing the safes. In certain circumstances, the service provider has an option to request the purchase of the safes from the Fund at fair market value at the end of the lease term of 60 months. If the Fund consents to the service provider's request, fair market value in this case cannot exceed 29% of the asset’s respective cost.

Railcar Portfolio

In March 2014, the Fund purchased a portfolio of flat bed rail cars for $1,032,186 including initial direct costs. The rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines for a period of 60 months. No leverage was used to finance this acquisition. At the end of the lease term, the lessee may return, continue to rent or purchase the equipment for its fair market value. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

GA8-TC320 Airvan Aircraft

Throughout 2014 the Fund entered into finance lease transactions with an Australian aircraft manufacturer for GA8-TC320 Airvan aircrafts. All of the transactions were sales and leasebacks expect for the acquisition in September 2014 and one of the acquisitions in October 2014. Under all of the lease agreements the lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised by the end of the lease term, ownership of the aircraft is transferred back to the lessee for an agreed-upon price. All of the leases are classified as finance leases on the Fund’s balance sheet; no leverage was used to finance any of the transactions. The below table summarizes the details of all the GA8-TC320 acquisitions for the year ended December 31, 2014.

Acquisition Date	Lease Term*	Purchase Price **

January 2014***	48	$572,274
January 2014	48	529,845
January 2014***	48	529,845
January 2014***	48	465,683
May 2014	44	360,500
September 2014	42	660,000
October 2014	42	616,596
October 2014	42	500,000
December 2014	42	448,947

		$4,683,690

* Lease term is in months

** Purchase price includes initial direct costs

*** Asset was sold in 2014

Sale of Finance Lease Assets

In March 2014, on expiration of one of the Fund’s leases for office equipment, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $70,953 and the Fund recognized a gain of $51,445, based on the carrying value of the equipment.

In May 2014, the lessee exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 97.4% of the aircraft’s original cost. Additionally, the Fund received a percentage of the proceeds over an agreed-upon threshold from the lessee’s sale of the aircraft to a third party. The lessee paid a purchase price of $542,265 and the Fund recognized a loss on sale of $8,900, which was attributable to capitalized costs included in the acquisition price.

In August 2014, the lessee exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 95.4% of the aircraft’s original cost. The lessee paid a purchase price of $488,448 and the Fund recognized a loss on sale of $10,757, which was attributable to capitalized costs included in the acquisition price.

In September 2014, on expiration of one of the Fund’s leases for office equipment, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $62,000 and the Fund recognized a gain of $44,465, based on the carrying value of the equipment.

In December 2014, the lessee exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 93.3% of the aircraft’s original cost. The lessee paid a purchase price of $419,850 and the Fund recognized a loss of $8,951, which was attributable to capitalized costs included in the acquisition price.

Results of Operations for the Year Ended December 31, 2014

Total revenue for the year ended December 31, 2014 increased by $1,267,141 when compared to the year ended December 31, 2013 primarily due to an increase in rental income of $1,437,352 and interest income of $46,376. The increase in rental income was due to additional equipment purchased by the Fund during 2014 as described in the Recent Transactions section above. These additional lease transactions include assets such as smart safes, nine GA8-TC320 Airvan aircraft, and a portfolio of railcars. The Fund also realized a gain of $95,910 from the sale of office equipment and a loss of $28,608 from the sale of three GA8-TC320 Airvan aircrafts in 2014. The gain realized from sale of leased equipments in 2014 decreased by $196,799 when compared to 2013.

Total expenses for the year ended December 31, 2014 increased by $407,884 when compared to the year ended December 31, 2013 primarily due to an increase in depreciation expense of $164,768, other expenses of $122,205, operating expenses of $72,795 and asset management fees of $48,116. The increase in depreciation and management fees were driven by the purchase of additional equipment during 2014 as described above. The increase in other expenses was due to transaction costs incurred during 2014 which were expensed when it became more likely than not that the transaction would not be completed.

As a result, the Fund’s net income for the year ended December 31, 2014 was $5,948,230 as compared to $5,088,973 for the year ended December 31, 2013.

The Fund evaluated a number of equipment transactions during 2014 and closed some of these transactions. To date, the Fund has not used leverage to finance these transactions. The Fund continues to pursue additional equipment investments as well as leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from 2014 compared to 2013.

Total Assets

Total assets decreased by $3,225,170, from $82,732,255 as of December 31, 2013 to $79,507,085 as of December 31, 2014. The decrease in total assets during 2014 was primarily due to a decrease in cash and cash equivalents of $3,383,561, lease receivables of $1,147,674 and maintenance reserve receivables of $539,528. Cash decreases were driven by the acquisition of leased assets for a total of $5,946,612, finance facility of $5,540,000 and cash distributions to members of $7,542,838. Cash increases were driven by rents collected and rentals received in advance from certain lessees, in addition to loan principal repayments of $1,716,794. Lease and maintenance reserve receivables were decreased due to the payment of outstanding rentals and the offset of outstanding rentals and maintenance reserve receivable on the extension of the lease for the Fund’s Bombardier CRJ 700 ER Aircraft. Operating lease assets decreased by $3,549,514 due to depreciation expense of $4,791,352, partially offset by the acquisition of a railcar portfolio. Net investment in finance leases increased by $2,363,992 due to new acquisitions, partially offset by the sale of five finance lease assets, amortization of unearned revenue and the collection of rentals.

Total Liabilities

Total liabilities decreased by $1,118,399, from $5,096,833 as of December 31, 2013 to $3,978,434 as of December 31, 2014. The decrease in total liabilities is the result of a decrease in maintenance reserve payable of $1,293,740. When the Fund extended its lease for the Bombardier CRJ 700 ER Aircraft, the Fund agreed to offset maintenance reimbursements it owed to the lessee with rentals and maintenance reserve payments owed to the Fund. The maintenance costs offset as part of the agreement totaled, $1,386,401. This decrease is partially offset by an increase in rental income received in advance of $177,715 as certain of the Fund’s lessees paid January rent in December. Fees payable to related parties decreased by $87,563 as the Fund had outstanding asset management fees payable as of December 31, 2013, no asset management fees were outstanding as of December 31, 2014.

Equity

Equity decreased by $2,106,771, from $77,635,422 as of December 31, 2013 to $75,528,651 as of December 31, 2014. The decrease in equity is primarily due to distributions declared to investors of $7,538,554, of which $6,900,118 were paid and $638,436 were payable as of December 31, 2014. Additionally, 63,067 shares were redeemed for $516,447 during the year ended December 31, 2014. This decrease was offset by net income of $5,948,230 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the year ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Net cash provided by/(used in) :
Operating activities	$12,772,026	$11,072,837
Investing activities	(7,299,677)	(25,853,248)
Financing activities	(8,855,910)	(8,250,954)
Net decrease in cash and cash equivalents	$(3,383,561)	$(23,031,365)

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Annual Report on Form 10-K for additional information.

As of December 31, 2014, the Fund had cash and cash equivalents of $5,707,071. The amount of cash provided by operating activities for the year ended December 31, 2014 of $12,772,026 consisted primarily of rentals collected during 2014 from equipment assets on lease.

The cash used in investing activities for the year ended December 31, 2014 is primarily attributable to the purchase of nine GA8-TC320 Airvan aircraft for $4,683,690, the purchase of additional railcars for $1,032,186, the purchase of additional smart safes for $210,150, and loans of $5,540,000. This decrease is partially offset by proceeds of $1,450,563 received from sale of three GA8-TC320 Airvan aircraft and $132,953 received from sale of office equipment and the security deposit of $90,000 received from the lessee of the GA8-TC320 Airvan aircraft.

The cash used in financing activities for the year ended December 31, 2014 is primarily attributable to distributions to members and share repurchases.

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

As of February 18, 2015 we have used approximately $104,185,335 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price

Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,786,555
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	3,115,888
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014 & Dec 2014)	1,567,802
Financing provided to aircraft manufacturer	540,000
Participating interest in loan receivable (related party)	5,000,000

$104,185,335

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

Distributions

The Fund paid total cash distributions of $7,542,838 and $7,594,029 to our members during the years ended December 31, 2014 and 2013, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of December 31, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of March 5, 2010, the Fund received the minimum offering amount of $2,500,000 and commenced making investments in equipment, equipment leases and other equipment-related transactions. Since that time, the Fund has been, and will continue to be, exposed to certain risks. Among these are the risks that equipment the Fund purchases will be worth less than anticipated at the end of the term of the lease; the risk that the Fund’s clients will fail to pay rent as required under its leases or make interest and principal loan repayments; and the risk that the Fund may not be able to source appropriate or attractive investments given the highly competitive nature of the equipment leasing industry.

To date, all of the Fund’s investments are subject to fixed interest rate leases and all are denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk are insignificant at this time to both our financial position and our results of operations. As of December 31, 2014, the Fund has no exposure to derivative financial instruments and has not incurred any debt in the acquisition of its investments, though it may incur debt in the future.

Item 8.	Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Macquarie Equipment Leasing Fund, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Macquarie Equipment Leasing Fund, LLC at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 18, 2015

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$5,707,071	$9,090,632
Restricted cash	1,248,967	2,045,592
Net investment in finance lease	686,558	614,232
Loan receivables	532,987	-
Participating interest - loan receivable (related party)	3,312,965	-
Lease receivables	-	1,147,674
Maintenance reserve and other receivables	92,390	631,918
Other assets	5,038	23,250
Total Current Assets	11,585,976	13,553,298

Non-current Assets
Net investment in finance lease	3,541,973	1,250,307
Leased equipment at cost (net of accumulated depreciation of $12,977,988 and $8,186,636, respectively)	64,379,136	67,928,650
Total Non-current Assets	67,921,109	69,178,957

Total Assets	$79,507,085	$82,732,255

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$7,433	$94,996
Deferred finance and rental income	1,131,590	953,875
Distribution payable	638,436	642,721
Other payables	235,802	236,328
Maintenance reserve	-	2,586,632
Total Current Liabilities	2,013,261	4,514,552

Non-current Liabilities
Maintenance reserve	1,292,892	-
Other payables	672,281	582,281
Total Non-current Liabilities	1,965,173	582,281

Total Liabilities	3,978,434	5,096,833

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,396,317 shares as of December 31, 2014 and 9,459,384 shares as of December 31, 2013, net of repurchases of 261,800 and 198,733, respectively	63,361,376	63,877,823
Accumulated surplus	12,167,275	13,757,599
Total Members’ Equity	75,528,651	77,635,422

Total Liabilities and Members’ Equity	$79,507,085	$82,732,255

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2014	December 31, 2013
REVENUE

Finance and rental income	$12,420,118	$10,982,766
Net gain on sale of leased equipment	67,302	264,101
Interest income	8,181	-
Interest income (related party)	38,195	-
Other income	33,113	52,901

Total revenue	12,566,909	11,299,768

EXPENSES

Operating expenses (related party)	469,140	396,345
Management fees (related party)	648,915	600,799
Depreciation	4,791,352	4,626,584
Other expenses	709,272	587,067

Total expenses	6,618,679	6,210,795

Net income	$5,948,230	$5,088,973

Basic and diluted earnings per share	$0.63	$0.54

Weighted average number of shares outstanding: basic and diluted	9,426,840	9,491,397

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013
Cash flow from operating activities:
Net income	$5,948,230	$5,088,973

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,791,352	4,626,584
Net gain on sale of leased equipment	(67,302)	(264,101)
Changes in operating assets and liabilities:
Fees payable (related party)	(87,563)	61,212
Lease receivables	1,147,674	171,959
Interest receivable (related party)	(22,746)	-
Net investment in finance lease	824,568	645,011
Other receivables	42,412	(22,814)
Other payables	(526)	51,079
Deferred finance and rental income	177,715	738,184
Other assets	18,212	(23,250)
Net cash provided by operating activities	12,772,026	11,072,837

Cash flow from investing activities:
Proceeds from sale of leased equipment	1,583,516	401,949
Purchase of equipment	(1,241,838)	(26,349,422)
Investment in capital leased equipment	(4,704,774)	-
Payment for participating interest (related party)	(5,000,000)	-
Repayment of particpating interest (related party)	1,709,781	-
Advance of loans receivable	(540,000)	-
Repayment of loans receivable	7,013	-
Restricted cash paid/(received)	796,625	(260,420)
Security deposit	90,000	354,645
Net cash used in investing activities	(7,299,677)	(25,853,248)

Cash flow from financing activities:
Distribution paid to members	(7,542,838)	(7,594,029)
Repurchase of shares	(516,447)	(917,344)
Maintenance reserve (paid)/received	(796,625)	260,419
Net cash used in financing activities	(8,855,910)	(8,250,954)

Net decrease in cash and cash equivalents	(3,383,561)	(23,031,365)

Cash and cash equivalents, beginning of the period	9,090,632	32,121,997

Cash and cash equivalents, end of the period	$5,707,071	$9,090,632

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$(497,116)	$198,906
Accrued purchase of equipment	$-	$8,733
Distribution Payable	$638,436	$642,721

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total
Balance at December 31, 2012	9,564,814	$71,301,468	$1,080,564	$8,608,829	$59,797	$81,050,658
Repurchase of shares	(105,430)	(917,344)	-	-	-	(917,344)
Distribution to members	-	(7,457,433)	(129,432)	-	-	(7,586,865)
Net income	-	-	-	5,002,103	86,870	5,088,973
Balance at December 31, 2013	9,459,384	$62,926,691	$951,132	$13,610,932	$146,667	$77,635,422
Repurchase of shares	(63,067)	(516,447)	-	-	-	(516,447)
Distribution to members	-	-	-	(7,409,122)	(129,432)	(7,538,554)
Net income	-	-	-	5,846,129	102,101	5,948,230
Balance at December 31, 2014	9,396,317	$62,410,244	$951,132	$12,047,939	$119,336	$75,528,651

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund” or the “Company”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager” or the “Managing member”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,000 in capital contributions to the Fund. The Manager earns fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, equipment loans, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and loans, and other equipment-related investments. The Fund has one reportable segment, all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the operating period commenced on that date.

This report covers the years ended December 31, 2014 and 2013, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Use of Estimates

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the year ended December 31, 2014 and 2013, respectively.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant operating lease assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the year ended December 31, 2014 and 2013, respectively.

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

Loans receivable

Loans receivable are reported on the Fund’s balance sheet at the outstanding principal balance, plus costs incurred to originate the loans. Unearned income, discounts and premiums are amortized to interest income in our statement of operations using the effective interest method. Interest receivable related to the unpaid principal is recorded in the carrying amount of the loan. Upon the repayment of a loan receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income in the statement of operations.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Loans with related parties are disclosed separately in the Fund’s financial statements. See Note 6 for disclosures relating the Fund’s participating interest in a loan receivable.

Due to the short term nature of the Fund’s outstanding loans receivable (all outstanding loans have maturities less than one year) fair value of the loans approximates their cost.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recognized on the Fund's Balance as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

The Fund recognizes interest income on its loans receivable using the effective interest method.

Allowance for doubtful accounts and provision for credit losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of December 31, 2014 or December 31, 2013, respectively.

An allowance or provision for credit losses is established if there is evidence that the Fund will be unable to collect all amounts due according to the original contractual terms of the loan or finance lease receivable. The allowance for credit losses is reported as a reduction of the loan receivable carrying value on the balance sheet. Additions to the allowance and provision for credit losses are recorded in the statement of operations. Allowances and provisions for credit losses are evaluated periodically and on an individual asset and customer level. Loans receivable are considered impaired when we determine that it is probable that we will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized with the repossession of the collateral.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Allowances for specific credit losses are established for the difference between the carrying amount and the estimated recoverable amount. The accrual of interest income based on the original terms of the loan receivable is discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recorded based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to the statement of operations. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note.

The Fund does not provision for credit losses on a collective basis.

Due to the credit rating of the counterparties, the short-term nature of loans, and payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of December 31, 2014.

Write offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. For the year ended December 31, 2014, the Fund wrote off receivables of $1,992 related to reimbursable deal costs for a transaction the Fund did not proceed with when it became more likely than not that the Fund wouldn’t recover the costs. No write offs were recorded for the year ended December 31, 2013.

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

New Accounting Pronouncements

In June 2013 FASB issued ASU 2013-08, Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements. The new guidance changes the approach to the investment company assessment in ASC 946 to clarify the characteristics of an investment company and provide comprehensive guidance for assessing whether an entity is an investment company. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The Fund did not meet the amended definition of an investment company and as such, adoption of this guidance did not have an impact on the Fund’s financial statements.

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

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this standard becomes effective for the fiscal year ended December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The Fund is currently in the process of evaluating the impact of the adoption of this standard on the Fund’s financial statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

3. LEASED EQUIPMENT AT COST

Following transactions were entered by the Fund during 2014:

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

In July 2014, as part of the lease extension agreement, the Fund and the lessee agreed to offset the outstanding rent and maintenance reserve of $1,271,897 owed by the lessee with maintenance reimbursements of $1,386,401 owed to the lessee, with the difference credited to the lessee’s rent.

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

Railcar Portfolio

In March 2014, the Fund purchased a portfolio of flat bed rail cars for $1,032,186 including initial direct costs. The rail cars are on lease to the U.S. subsidiary of a leading global manufacturer of wind turbines for a period of 60 months. No leverage was used to finance this acquisition. At the end of the lease term, the lessee may return, continue to rent or purchase the equipment for its fair market value. The lease is recorded as an operating lease with rental income recognized on a straight-line basis over the lease term.

Leased equipment at cost net of accumulated depreciation consists of the following:

	December 31, 2014	December 31, 2013
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,786,555	9,758,734
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	7,777,356	6,752,405
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,084,544
Machine tool equipment	5,768,966	5,768,966
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Less: Accumulated depreciation	(12,977,988)	(8,186,636)
	$64,379,136	$67,928,650

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the year ending December 31, 2015	$10,050,841
For the year ending December 31, 2016	$7,513,805
For the year ending December 31, 2017	$5,527,837
For the year ending December 31, 2018	$3,812,928
For the year ending December 31, 2019	$2,280,822
Thereafter	$1,861,641
$31,047,874

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than assumed.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to racing track equipment, furniture, demo aircrafts and smart safes. Acquisitions in 2014 consisted of the following.

GA8-TC320 Airvan Aircraft

In January 2014, the Fund entered into a sale and leaseback arrangement with an Australian aircraft manufacturer where the Fund purchased four GA8-TC320 Airvan aircraft for $2,097,647 including initial direct costs. The lease terms are 48 months for each lease. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for an agreed-upon price. The leases are classified as finance leases on the Fund’s balance sheet. No leverage was used to finance this acquisition.

In May 2014, the Fund purchased an additional GA8-TC320 Airvan aircraft for $360,500, including direct costs, from the Australian aircraft manufacturer and entered into a sale and leaseback arrangement with the manufacturer for a period of 44 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for an agreed upon payment. The lease is classified as a finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

In September 2014, the Fund purchased an additional GA8-TC320 Airvan aircraft for $660,000, including direct costs, from a U.S. aircraft dealer and entered into a lease agreement with the Australian aircraft manufacturer for a period of 42 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for an agreed upon payment. The lease is classified as finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

In October 2014, the Fund purchased two additional GA8-TC320 Airvan aircrafts – one from a U.S. aircraft dealer for $616,596 and the other through a sale and leaseback transaction with the Australian aircraft manufacturer for $500,000, including direct costs, and entered into a lease arrangement for both of the aircraft with the Australian aircraft manufacturer for a period of 42 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircrafts is transferred back to the lessee for an agreed upon payment. The leases are classified as finance leases on the Fund’s balance sheet. No leverage was used to finance this acquisition.

In December 2014, the Fund purchased an additional GA8-TC320 Airvan aircraft for $448,947, including direct costs, from the Australian aircraft manufacturer and entered into a sale and leaseback arrangement with the manufacturer for a period of 42 months. The lessee has the option to purchase the aircraft from the Fund at any point during the lease term in certain circumstances for agreed upon amounts. If the repurchase options have not been exercised at the end of the lease, ownership of the aircraft is transferred back to the lessee for an agreed upon payment. The lease is classified as finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Sale of Finance Lease Assets

In May 2014, the Australian aircraft manufacturer exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 97.4% of the original cost of the aircraft to the Fund. Additionally, the Fund received a percentage of the proceeds over an agreed upon threshold from the lessee’s sale of the aircraft to a third party. The lessee paid a purchase price of $542,265 and the Fund recognized a loss of $8,900.

In August 2014, the Australian aircraft manufacturer exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 95.4% of the original cost of the aircraft to the Fund. The lessee paid a purchase price of $488,448 and the Fund recognized a loss of $10,757.

In December 2014, the Australian aircraft manufacturer exercised the early buyout option and repurchased one of the GA8-TC320 Airvan aircraft from the Fund at an agreed buyout rate of 93.3% of the original cost of the aircraft to the Fund. The lessee paid a purchase price of $419,850 and the Fund recognized a loss of $8,951.

In March 2014, on expiration of one of the Fund’s leases for office furniture, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $70,953 and the Fund recognized a gain of $51,445 over the carrying value.

In September 2014, on expiration of one of the Fund’s leases for office furniture, the lessee exercised its option to buy the equipment subject to the lease. The lessee paid a purchase price of $62,000 and the Fund recognized a gain of $44,465 over the carrying value.

Net investment in finance lease (current and non-current) consists of the following:

	December 31, 2014	December 31, 2013
Minimum lease payments receivable	$2,703,429	$1,786,413
Estimated residual values of leased property	2,436,311	406,140
Less: Unearned income	(911,209)	(328,014)
Net investment in finance lease	$4,228,531	$1,864,539

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the year ending December 31, 2015	$1,101,182
For the year ending December 31, 2016	942,500
For the year ending December 31, 2017	520,141
For the year ending December 31, 2018	139,606
For the year ending December 31, 2019	-
$2,703,429

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

5. LOANS RECEIVABLE

In November 2014, the Fund entered into an agreement with an Australian aircraft manufacturer to provide a finance facility of $540,000 for a period of 12 months. The Australian aircraft manufacturer is required to pay monthly installments of $7,597 over the term of the facility and a final installment of $496,260 on the first day of the last month in the term. The loan is secured by a GA8-TC320 aircraft. The loan is recorded as a loan receivable and held at amortized cost on the balance sheet. The Fund recognizes interest income using the effective interest method.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013, the Fund recognized interest income on the loan of $8,181 and $0, respectively.

6. PARTICIPATING INTEREST (RELATED PARTY)

In November 2014, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $5,000,000 to participate in an existing facility previously provided by MBL UK to a European technology distribution company to finance technology equipment. The term of each advance is 58 days from disbursement. The Fund’s advances were paid to MBL UK and the Fund will receive principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. This transaction is recorded as a participating interest – loan receivable (related party) on the Fund’s balance sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default.

As of December 31, 2014, the Fund has received principal repayments of $1,709,781.

For the years ended December 31, 2014 and 2013, the Fund recognized interest income on the loan of $38,195 and $0, respectively.

The loan was fully repaid in February 2015.

7. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 6, the Fund entered into a participation agreement with MBL UK, a member of the Macquarie Group of companies and an affiliate of the Manager.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

•	Reimbursement of operating expenses depending upon the scope and volume of services the Manager provides to the Fund.

As part of the railcar portfolio acquisition completed in March 2014, the Fund engaged Macquarie Rail Inc., an affiliate of the Manager, to provide due diligence services. The fees were capitalized as part of the cost of the assets. The Fund incurred total fees of $50,000 for the transaction, of which $8,733 were incurred during the year ended December 31, 2013 with the remaining $41,267 incurred during the year ended December 31, 2014.

During the year ended December 31, 2014 the Fund engaged Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, to provide management services for the Aircraft (Airbus model A320-200) lease described in Note 3. MALS is paid for its services from the management fee charged by the manager. The fees are expensed as incurred and included in the Fund’s Statements of Operations. No such fees were incurred for the year ended December 31, 2013.

For the year ended December 31, 2014 and 2013, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Year ended
Entity	Capacity	Description	December 31, 2014	December 31, 2013

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$123,668	$766,440
Macquarie Asset Management Inc.	Manager	Management fee (2)	$585,465	$600,799
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	$469,140	$396,345
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	$75,428	$75,940
Macquarie Rail Inc.	Affiliate	Due dilligence (1)	$41,267	$8,733
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	$63,450	$-

(1) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(2) Amount charged directly to operations.

8. EQUITY

As of December 31, 2014 and 2013, the Fund had 9,396,317 and 9,459,384 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares). As of December 31, 2014 and 2013 the cumulative number of shares repurchased was 261,800 and 198,733, respectively.

The subscriptions received include total contributions of $1,505,000 from the Manager, before offering costs.

The Fund declared distributions of $7,538,554 during 2014, of which $6,900,118 were paid and $638,436 were payable as of December 31, 2014.

9. FAIR VALUE MEASUREMENTS

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

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

For the years ended December 31, 2014 and 2013, the Fund did not have any financial assets which were measured at fair value on a recurring basis.

Certain of the Fund’s financial assets, which include loans receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. The Fund uses projected cash flows to estimate the fair value of these financial assets. Fair value information with respect to certain other assets is not separately provided given fair value disclosures of lease arrangements are not required and the carrying value of the Fund’s other assets, including loans receivable, approximates fair value due to the fact that their maturities are all less than one year.

10. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of December 31, 2014 and 2013, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment; management of the Manager used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Manager is a member of the Macquarie Group. In managing the Fund, the Manager will have access to the experienced leasing, funds management and other resources of the Macquarie Group. The Manager was formed in 2008 and this is the first public equipment leasing fund that it has managed.

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	52	Director and President
Tom O’Neill	53	Director and Vice President
James A. Pitts	74	Independent Director

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

Tom O’Neill, Director and Vice President of the Manager, joined the Macquarie Group in July 2008 as a Senior Vice President, and acted as head of distribution for the Macquarie Equipment Leasing Fund. As of September 5, 2011, Mr. O’ Neill was appointed as an officer and director of the Manager. Prior to joining the Macquarie Group, Mr. O’Neill was employed as Senior Vice President of Operations at Realty Capital Securities, LLC, from October 2007 until July 2008, where he was responsible for overseeing operations, due diligence and product management and at Boston Capital Securities, from August 2003 until June 2007 in a number of roles including Sales Desk Manager, Assistant Vice President, and Vice President, Director of Sales and Operations. From January 1998 until August 2003 he was employed as a Financial Advisor at Merrill Lynch & Co. Mr. O’Neill currently resides west of Boston. He earned a Diploma in Business Studies from the Institute of Technology, Carlow, in Ireland, and holds FINRA securities licenses 7, 63, and 24.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Fund is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

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

Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the year ended December 31, 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 7 thereof, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) As of December 31, 2014, our Manager owned approximately 2% of our shares. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(c) As of December 31, 2014, no directors or officers of our Manager own any of our equity securities.

(d) Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 to this Annual Report on Form 10-K for a discussion of compensation and reimbursement to the Manager. See Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to Financial Statements - Transactions with Affiliates," at Note 7 thereof, which information is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2014 and 2013, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Audit fees	$109,522	$97,876
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
	$109,522	$97,876

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Fund’s annual financial statements and the review of the financial statements included in the Fund’s quarterly reports on Form 10-Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The index of financial statements and schedules are set forth in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager †

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the †

32.1	Section 1350 Certification of President of the Manager and Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer †

101.0	The following materials from the Annual Report on Form 10-K of Macquarie Equipment Leasing Fund, LLC for the year ended December 31, 2014, filed on February 18, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Statement of Operations for the year ended December 31, 2014 and December 31, 2013, (iii) the Statements of Cash Flows for the year ended December 31, 2014 and December 31, 2013, (iv) the Statements of Changes in Members’ Equity for the year ended December 31, 2014 and December 31, 2013 and (v) the Notes to Financial Statements. †

(1)	Incorporated by reference to the Fund’s Registration Statement on Form S-1 (No. 333-154278), as amended.
†	Filed herewith.

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

