Form 10-Q
period 2015-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2015-05-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

225 Franklin St, 17th Floor, Suite 1740

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes     No   ☒

There were 9,371,480 shares of limited liability company membership interests outstanding at May 14, 2015.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$4,967,836	$5,707,071
Restricted cash	1,292,892	1,248,967
Net investment in finance lease	714,479	686,558
Loan receivables	522,263	532,987
Participation interest - loan receivable (related party)	5,003,479	3,312,965
Lease receivables	150,050	-
Maintenance reserve and other receivables	95,923	92,390
Other assets	1,260	5,038
Total Current Assets	12,748,182	11,585,976

Non-current Assets
Net investment in finance lease	3,335,874	3,541,973
Leased equipment at cost (net of accumulated depreciation of $14,106,509 and $12,977,988, respectively)	63,250,615	64,379,136
Total Non-current Assets	66,586,489	67,921,109

Total Assets	$79,334,671	$79,507,085

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$148,028	$7,433
Deferred finance and rental income	1,144,579	1,131,590
Distribution payable	637,472	638,436
Other payables	191,697	235,802
Total Current Liabilities	2,121,776	2,013,261

Non-current Liabilities
Maintenance reserve	1,350,389	1,292,892
Other payables	672,281	672,281
Total Non-current Liabilities	2,022,670	1,965,173

Total Liabilities	$4,144,446	$3,978,434

Commitments and Contingencies (Note 10)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,382,122 shares as of March 31, 2015 and 9,396,317 shares as of December 31, 2014, net of repurchases of 275,995 and 261,800, respectively	63,249,293	63,361,376

Accumulated surplus	11,940,932	12,167,275
Total Members’ Equity	75,190,225	75,528,651

Total Liabilities and Members’ Equity	$79,334,671	$79,507,085

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

REVENUE

Finance and rental income	3,090,834	3,109,708
Net gain on sale of leased equipment	-	51,445
Interest income	12,067	-
Interest income (related party)	23,550	-
Other income	23,854	1,099

Total revenue	3,150,305	3,162,252

EXPENSES

Operating expenses (related party)	123,568	123,704
Management fees (related party)	160,044	166,014
Depreciation	1,128,521	1,234,320
Other expenses	113,800	132,789

Total expenses	1,525,933	1,656,827

Net income	$1,624,372	$1,505,425

Basic and diluted earnings per share	$0.17	$0.16

Weighted average number of shares outstanding: basic and diluted	9,382,122	9,449,821

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flow from operating activities:
Net income	$1,624,372	$1,505,425

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,128,521	1,234,320
Net gain on sale of leased equipment	-	(51,445)
Changes in operating assets and liabilities:
Fees payable (related party)	140,595	171,766
Lease receivables	(150,050)	75,585
Interest receivable (related party)	15,246	-
Net investment in finance lease	178,178	257,786
Other receivables	10,039	(74,104)
Other payables	(44,105)	99,849
Deferred finance and rental income	12,989	4,996
Other assets	3,778	(133,142)
Net cash provided by operating activities	2,919,563	3,091,036

Cash flow from investing activities:
Purchase of equipment	-	(1,172,750)
Investment in capital leased equipment	-	(2,118,732)
Participation interest - loan receivable (related party)	(4,995,979)	-
Repayment of loan by affiliates	3,290,219	-
Repayment of loan by others	10,724	-
Restricted cash	(43,925)	(50,504)
Security deposit	-	90,000
Net cash used in investing activities	(1,738,961)	(3,251,986)

Cash flow from financing activities:
Distribution paid to members	(1,851,679)	(1,864,431)
Repurchase of shares	(112,083)	(100,226)
Maintenance reserve	43,925	50,504
Net cash used in financing activities	(1,919,837)	(1,914,153)

Net decrease in cash and cash equivalents	(739,235)	(2,075,103)

Cash and cash equivalents, beginning of the period	5,707,071	9,090,632

Cash and cash equivalents, end of the period	$4,967,836	$7,015,529

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$13,571	$(36,809)
Accrued purchase of equipment	$-	$41,267
Proceeds receivable from sale of equipment	$-	$70,953
Distribution Payable	$637,472	$641,920

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS' EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2014	9,396,317	$62,410,244	$951,132	$12,047,939	$119,336	$75,528,651
Repurchase of shares	(14,195)	(112,083)	-			(112,083)
Distribution to members	-	-	-	(1,818,800)	(31,915)	(1,850,715)
Net income	-	-	-	1,596,361	28,011	1,624,372
Balance at March 31, 2015	9,382,122	$62,298,161	$951,132	$11,825,500	$115,432	$75,190,225

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund” or the “Company”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment is to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

This report covers the three months ended March 31, 2015 and 2014, respectively.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 18, 2015.

2. SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with one financial institution, which at times may be in excess of federal insurance limits.

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the three months ended March 31, 2015 and 2014, respectively.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant operating lease assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset. No impairment charges were recorded for the three months ended March 31, 2015 and 2014, respectively.

Net investment in Finance Lease

If a lease meets specific criteria under ASC 840 at its inception, the Fund recognizes the lease as a net investment in finance lease on its balance sheet. Net investment in finance leases consist of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

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

Loans receivable

Loans receivable are reported on the Fund’s balance sheet at the outstanding principal balance, plus costs incurred to originate the loans. Unearned income, discounts and premiums are amortized to interest income in the Statement of Operations using the effective interest method. Interest receivable related to the unpaid principal is recorded in the carrying amount of the loan. Upon the repayment of a loan receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income in the statement of operations.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Loans with related parties are disclosed separately in the Fund’s financial statements. See Note 5 for disclosures relating the Fund’s participating interest in a loan receivable.

Due to the short term nature of the Fund’s outstanding loans receivable (all outstanding loans have maturities less than one year) the cost approximates the fair value of the loans.

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay the Fund for maintenance, calculated monthly, which is based on the prior month’s flight hours and flight cycles. These payments are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheet when paid by lessee. As the maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability and reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. No such payments were made during the three months ended March 31, 2015 and 2014, respectively.

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

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations, there were no such sales during the three months ended March 31, 2015. The Fund recognized a gain on sale leased equipment of $51,445 during the three months ended March 31, 2014.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

The Fund recognizes interest income on its loans receivable using the effective interest method.

Allowance for Doubtful Accounts

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of March 31, 2015 or December 31, 2014, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the three months ended March 31, 2015 and 2014, respectively.

An allowance or provision for credit losses is established if there is evidence that the Fund will be unable to collect all amounts due according to the original contractual terms of the loan or finance lease receivable. The allowance for credit losses is reported as a reduction of the loan receivable’s carrying value on the Balance Sheet. Additions to the allowance and provision for credit losses are recorded in the statement of operations. Allowances and provisions for credit losses are evaluated periodically and on an individual asset and customer level. Loans receivable are considered impaired when the Fund determines that it is probable that it will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized with the repossession of the collateral.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Due to the credit rating of the counterparties, the short-term nature of loans, and payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of March 31, 2015 or December 31, 2014, respectively.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three months ended March 31, 2015 and 2014, respectively.

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

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this standard becomes effective for the fiscal year ended December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The Fund is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.

3. LEASED EQUIPMENT AT COST

The Fund did not acquire or sell any leased equipment during the three months ended March 31, 2015.

Leased equipment at cost net of accumulated depreciation consists of the following:

	March 31, 2015	December 31, 2014
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,786,555	9,786,555
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	7,777,356	7,777,356
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	5,768,966	5,768,966
Less: Accumulated depreciation	(14,106,509)	(12,977,988)
	$63,250,615	$64,379,136

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period April 1 to December 31, 2015	$7,183,563
For the year ending December 31, 2016	7,513,805
For the year ending December 31, 2017	5,527,837
For the year ending December 31, 2018	3,812,928
For the year ending December 31, 2019	2,280,822
Thereafter	1,861,641
$28,180,596

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than assumed.

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to race track equipment, furniture, eight-seater aircrafts and smart safes.

Net investment in finance lease (current and non-current) consists of the following:

	March 31, 2015	December 31, 2014
Minimum lease payments receivable	$2,424,580	$2,703,429
Estimated residual values of leased property (unguaranteed)	2,436,311	2,436,311
Less: Unearned income	(810,538)	(911,209)
Net investment in finance lease	$4,050,353	$4,228,531

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period April 1 to December 31, 2015	$822,333
For the year ending December 31, 2016	942,500
For the year ending December 31, 2017	520,141
For the year ending December 31, 2018	139,606
For the year ending December 31, 2019	-
$2,424,580

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

For the three months ended March 31, 2015 and 2014, the Fund recognized interest income on the loan of $12,067 and $0, respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

6. PARTICIPATING INTEREST (RELATED PARTY)

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to a U.S. information technology distribution company. The loan has a term of 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund will receive principal and interest payments from MECI. Repayment is predicated on MECI receiving principal and interest payments from the underlying counterparty. The transaction is recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default. The loan was fully repaid in May 2015.

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

During the three months ended March 31, 2015, the Fund received principal repayments of $3,290,219 from MBL UK. As of March 31, 2015, the loan was fully repaid.

For the three months ended March 31, 2015 and 2014, the Fund recognized interest income on the loan of $23,550 and $0, respectively.

7. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 5, the Fund entered into participation agreements with MBL UK and MECI, members of the Macquarie Group of companies and affiliates of the Manager.

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

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

•	Reimbursement of operating expenses depending upon the scope and volume of services the Manager provides to the Fund.

For the three months ended March 31, 2015 and 2014, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

For the three months ended March 31, 2015 and 2014, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended
Entity	Capacity	Description	March 31, 2015	March 31, 2014

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$95,168
Macquarie Asset Management Inc.	Manager	Management fee (2)	138,894	144,864
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	123,568	123,704
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	18,517	18,644
Macquarie Rail Inc.	Affiliate	Due dilligence (1)	-	41,267
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	21,150	21,150

(1)	Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.
(2)	Amount charged directly to operations.

8. EQUITY

As of March 31, 2015 and December 31, 2014, the Fund had 9,382,122 and 9,396,317 shares of limited liability company interest outstanding, respectively (including the DRP shares and net of repurchase of shares). As of March 31, 2015 and December 31, 2014, the cumulative number of shares repurchased was 275,995 and 261,800, respectively.

The Fund declared distributions of $1,850,715 during the three months ended March 31, 2015, of which $1,213,243 were paid and $637,472 were payable as of March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, certain of the Fund’s financial assets, which include loans receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level

3. The Fund uses projected cash flows to estimate the fair value of these financial assets. Fair value information with respect to certain other assets is not separately provided given fair value disclosures of lease arrangements are not required and the carrying value of the Fund’s other assets, including loans receivable, approximates fair value due to the fact that their maturities are all less than one year.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of March 31, 2015 and December 31, 2014, respectively.

11. SUBSEQUENT EVENTS

In April 2015, the Fund purchased manufacturing equipment for $854,333 and entered into a lease agreement with an Australian bus manufacturing company for a period of 36 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 18, 2015, and with our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 15, 2008, as amended (“Registration Statement”). This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring a diversified portfolio of equipment and equipment leases. The Fund also makes investments in and loans collateralized by other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

The Fund’s offering was for a total of 15,000,000 Shares at a price of $10.00 per share, subject to certain reductions. The Fund also offered up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Manager has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As of March 31, 2015, the Fund had 9,382,122 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of May 14, 2015, the Fund had 9,371,480 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

First Quarter Transactions

Participating Interest in a Finance Facility

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to a U.S. information technology distribution company. The term of total advance is 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund will receive principal and interest payments from MECI. Repayment is predicated on MECI receiving principal and interest payments from the underlying counterparty. The transaction is recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Total revenue for the three months ended March 31, 2015 decreased by $11,947 compared to the three months ended March 31, 2014 primarily due to a non-recurring gain of $51,445 from sale of office equipment during the three months ended March 31, 2014 and a decrease in rental income of $18,874 from the three months ended March 31, 2014. This decrease is partially offset by an increase in interest income of $35,617 during the quarter related to the Fund’s participation agreements with MBL UK and MECI and an increase in other income of $22,755 primarily from the participation agreement with MBL UK.

Total expenses for the three months ended March 31, 2015 decreased by $130,894 compared to the three months ended March 31, 2014 primarily due to a decrease in depreciation expense of $105,799 and other expenses of $18,989. The decrease in the overall depreciation expense is related to the reduction in the depreciation expense for the Bombardier CRJ 700 ER Aircraft based on the lease extension signed in July 2014

As a result, the Fund’s net income for the three months ended March 31, 2015 was $1,624,372 as compared to $1,505,425 for the three months ended March 31, 2014.

The Fund evaluated a number of equipment transactions during the first three months of 2015. To date, the Fund has not used leverage to finance these transactions. The Fund continues to pursue additional equipment investments as well as leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from March 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased by $172,414, from $79,507,085 as of December 31, 2014 to $79,334,671 as of March 31, 2015. The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $739,235 and operating lease assets of $1,128,521. Cash decreases were driven by funding a new finance facility of $4,995,979 and cash distributions to members of $1,851,679. Cash increases were driven by rents collected and loan principal repayments of $3,290,219 by MBL UK. Operating lease assets decreased during the quarter due to the depreciation expense of $1,128,521. Net investment in finance leases decreased by $178,178 during the quarter due to amortization of unearned revenue and the collection of rentals. This decrease in total assets is partially offset by a net increase in loans receivable (related party) of $1,690,514 and an increase in lease receivables of $150,050.

Total Liabilities

Total liabilities increased by $166,012, from $3,978,434 as of December 31, 2014 to $4,144,446 as of March 31, 2015. The increase in total liabilities is the result of an increase in fees payable to related parties of $140,595 and an increase in maintenance reserve payable of $57,497. Fees payable to related parties increased due to asset management fees and operating expenses incurred during the quarter. Fees payable to the Manager are settled on an annual basis in December. This increase is partially offset by a decrease in other payables of $44,105 due to the settlement of outstanding expense accruals from December 2014.

Equity

Equity decreased by $338,426, from $75,528,651 as of December 31, 2014 to $75,190,225 as of March 31, 2015. The decrease in equity is primarily due to distributions declared to investors of $1,850,715, of which $1,213,243 were paid and $637,472 were payable as of March 31, 2015. Additionally, 14,195 shares were redeemed for $112,083 during the three months ended March 31, 2015. This decrease was offset by net income of $1,624,372 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the three months ended March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014
Net cash provided by (used in) :
Operating activities	$2,919,563	$3,091,036
Investing activities	(1,738,961)	(3,251,986)
Financing activities	(1,919,837)	(1,914,153)
Net decrease in cash and cash equivalents	$(739,235)	$(2,075,103)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2015, the Fund had cash and cash equivalents of $4,967,836. The amount of cash provided by operating activities for the three months ended March 31, 2015 of $2,919,563 consisted primarily of rentals collected during the three months from assets on lease.

The cash used in investing activities for the three months ended March 31, 2015 is primarily attributable to the participation in a new finance facility of $4,995,979. This decrease is partially offset by the principal repayments received during the quarter of $3,290,219 for the participation agreement with MBL UK entered into by the Fund in November 2014.

The cash used in financing activities for the three months ended March 31, 2015 is primarily attributable to distributions to members and share repurchases.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and our main use of cash has been to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which are denominated in US dollars and are on lease to corporate clients around the world. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage and make loans collaterized by equipment.

As of May 14, 2015 we have used approximately $110,035,647 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,786,555
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	3,115,888
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014 & Dec 2014)	1,567,802
Financing provided to aircraft lessor	540,000
Financing provided to an affiliate (fully repaid by lessee)	5,000,000
Financing provided to an affiliate (Mar 2015)	4,995,979
Bus manufacturing equipment	854,333
$110,035,647

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

Distributions

The Fund paid total cash distributions of $1,851,679 and $1,864,431 to our members during the three months ended March 31, 2015 and 2014, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of March 31, 2015 and December 31, 2014, respectively.

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

There have been no material changes to the disclosures reported in our Form 10-K, dated February 18, 2015.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2015	14,195	$7.90	14,195
February 1 to February 28, 2015	-	-	-
March 1 to March 31, 2015	-	-	-
Total	14,195	$7.90	14,195

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 14, 2015

By:	/S/ JOHN PAPATSOS
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: May 14, 2015

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1*	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2*	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended March 31, 2015, filed on May 14, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (ii) the Statement of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited), (iii) the Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Three Months Ended March 31, 2015 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

* Filed herewith.

