Form 10-Q
period 2015-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2015-08-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 9,331,312 shares of limited liability company membership interests outstanding at August 14, 2015.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1,431,096	$5,707,071
Restricted cash	1,375,159	1,248,967
Net investment in finance leases	909,543	686,558
Loans receivable	511,290	532,987
Participating interest - loans receivable (related party)	8,708,297	3,290,219
Accrued interest receivable (related party)	40,285	22,746
Lease receivables	150,215	-
Maintenance reserve and other receivables	93,458	92,390
Other assets	8,931	5,038
Total Current Assets	13,228,274	11,585,976

Non-current Assets
Net investment in finance leases	3,757,223	3,541,973
Leased equipment at cost (net of accumulated depreciation of $15,410,509 as of June 30, 2015 and $12,977,988 as of December 31, 2014)	61,946,615	64,379,136
Total Non-current Assets	65,703,838	67,921,109

Total Assets	$78,932,112	$79,507,085

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$276,084	$7,433
Deferred rental income	1,052,940	1,131,590
Distribution payable	616,203	638,436
Other payables	206,189	235,802
Maintenance reserve	1,424,649	-
Total Current Liabilities	3,576,065	2,013,261

Non-current Liabilities
Maintenance reserve	-	1,292,892
Other payables	672,281	672,281
Total Non-current Liabilities	672,281	1,965,173

Total Liabilities	$4,248,346	$3,978,434

Commitments and Contingencies (Note 9)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,371,480 shares as of June 30, 2015 and 9,396,317 shares as of December 31, 2014, net of repurchases of 286,637 and 261,800, respectively	63,161,379	63,361,376

Accumulated surplus	11,522,387	12,167,275
Total Members’ Equity	74,683,766	75,528,651

Total Liabilities and Members’ Equity	$78,932,112	$79,507,085

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUE

Finance and rental income	3,102,972	3,162,020	6,193,806	6,271,728
Net gain on sale of leased equipment	-	(8,900)	-	42,545
Interest income	11,818	-	23,885	-
Interest income (related party)	79,928	-	103,478	-
Other income	3,158	1,058	27,012	2,157

Total revenue	3,197,876	3,154,178	6,348,181	6,316,430

EXPENSES

Operating expenses (related party)	110,511	119,933	234,079	243,637
Management fees (related party)	161,349	165,870	321,393	331,884
Depreciation	1,138,444	1,264,817	2,266,965	2,499,137
Impairment loss	165,556	-	165,556	-
Other expenses	171,404	311,623	285,204	444,412

Total expenses	1,747,264	1,862,243	3,273,197	3,519,070

Net income	$1,450,612	$1,291,935	$3,074,984	$2,797,360

Basic and diluted earnings per share	$0.15	$0.14	$0.33	$0.30

Weighted average number of shares outstanding: basic and diluted	9,371,480	9,435,344	9,376,772	9,442,543

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flow from operating activities:
Net income	$3,074,984	$2,797,360

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,266,965	2,499,137
Impairment loss	165,556	-
Net gain on sale of leased equipment	-	(42,545)
Changes in operating assets and liabilities:
Fees payable (related party)	268,651	208,989
Lease receivables	(150,215)	635,274
Interest receivable (related party)	(17,539)	-
Net investment in finance leases	418,516	402,787
Other receivables	4,497	(61,509)
Other payables	(29,613)	76,482
Deferred finance and rental income	(78,650)	26,165
Other assets	(3,893)	10,655
Net cash provided by operating activities	5,919,259	6,552,795

Cash flow from investing activities:
Purchase of equipment	-	(1,214,017)
Investment in capital leased equipment	(856,751)	(2,479,233)
Proceeds from sale of leased equipment	-	613,218
Participating interest - loans receivable (related party)	(13,704,276)	-
Repayment of participating interest - loans receivable (related party)	8,286,198	-
Repayment of loans by others	21,697	-
Restricted cash	(126,192)	(118,338)
Security deposit	-	90,000
Net cash used in investing activities	(6,379,324)	(3,108,370)

Cash flow from financing activities:
Distribution paid to members	(3,742,105)	(3,767,172)
Repurchase of shares	(199,997)	(246,457)
Maintenance reserve	126,192	118,338
Net cash used in financing activities	(3,815,910)	(3,895,291)

Net decrease in cash and cash equivalents	(4,275,975)	(450,866)

Cash and cash equivalents, beginning of the period	5,707,071	9,090,632

Cash and cash equivalents, end of the period	$1,431,096	$8,639,766

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$5,565	$(54,411)
Distribution Payable	$616,203	$620,073

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2014	9,396,317	$62,410,244	$951,132	$12,047,939	$119,336	$75,528,651
Repurchase of shares	(24,837)	(199,997)	-			(199,997)
Distribution to members	-	-	-	(3,655,688)	(64,184)	(3,719,872)
Net income	-	-	-	3,021,930	53,054	3,074,984
Balance at June 30, 2015	9,371,480	$62,210,247	$951,132	$11,414,181	$108,206	$74,683,766

(1)	Additional members represent all members other than the Manager.

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquires a diversified portfolio of equipment, equipment leases and other equipment-related investments. The majority of the equipment leased by the Fund is leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,000 in capital contributions to the Fund. The Manager and its affiliates earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, equipment loans, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and loans, and other equipment-related investments. The Fund has one reportable segment, all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the operating period commenced on that date. The Fund’s liquidation period is scheduled to begin on July 1, 2016 and can last for up to three years.

This report covers the three and six months ended June 30, 2015 and 2014, respectively.

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

The prior period amounts for participating interest - loans receivable (related party) and accrued interest (related party) on the Fund’s balance sheet have been reclassified to conform to the current period presentation.

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

The residual value and useful life are determined by the Manager and are calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, industry valuers, auction data, internal and external sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical assets. Once an asset comes off lease or is re-leased, the Fund reassesses its useful life and residual value.

Costs incurred in extending the useful life and/or increasing the resale value of leased equipment are capitalized into the cost of an asset. No such costs have been incurred to date.

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the three and six months ended June 30, 2015 and 2014, respectively.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant operating lease assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) includes review of residual values based on published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

If no impairment is deemed to exist and if the current assessment of the residual value is determined to be lower than the current value, the Fund adjusts the residual value downward and prospectively adjusts depreciation expense over the remaining life of the lease.

In June 2015, the Fund reassessed the residual value of its operating lease for self-service checkout equipment. Due to a decline in the market value of this type of equipment the residual value was adjusted downward. The adjustment of the self-service checkout equipment’s residual value resulted in the recoverable amount being lower than the assets’ carrying amount and an impairment charge of $165,556 was recognized for the three and six months ended June 30, 2015. There were no impairment charges recorded during the three and six months ended June 30, 2015 and 2014.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Net Investment in Finance Leases

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

Loans Receivable

Loans receivable are reported on the Fund’s balance sheet as the outstanding principal balance, plus costs incurred to originate the loans. Unearned income, discounts and premiums are amortized to interest income in the Statement of Operations using the effective interest method. Interest receivable related to the unpaid principal is recorded in the carrying amount of the loan. Upon the repayment of a loan receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income in the statement of operations.

Loans with related parties are disclosed separately in the Fund’s financial statements. See Note 5 for disclosures relating the Fund’s participating interest in a loan receivable.

Due to the short term nature of the Fund’s outstanding loans receivable (all outstanding loans have maturities less than one year) the loan’s cost approximates fair value.

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay the Fund for maintenance, calculated monthly, which is based on the prior month’s flight hours and flight cycles. These payments are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheet when paid by lessee. As maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability for the cost of the aircraft’s maintenance and the reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. No such payments were made during the three and six months ended June 30, 2015 and 2014, respectively. The maintenance reserve liability was reclassified from non-current to current on the Fund’s balance sheet as of June 30, 2015 due to the fact that the lease expires within one year.

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

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. There were no such sales during the three and six months ended June 30, 2015. The Fund recognized a loss on the sale of leased equipment of $8,900 during the three months ended June 30, 2014 and gain on the sale of leased equipment of $42,545 during the six months ended June 30, 2014.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

The Fund recognizes interest income on its loans receivable using the effective interest method.

Allowance for Doubtful Accounts

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of June 30, 2015 or December 31, 2014, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the three and six months ended June 30, 2015 and 2014, respectively.

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

Due to the credit rating of the counterparties, the short-term nature of loans, and payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of June 30, 2015 or December 31, 2014, respectively.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and six months ended June 30, 2015 and 2014, respectively.

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

New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of this standard becomes effective on January 1, 2018, including interim periods within that reporting period. Early adoption is not permitted. The adoption of this standard is not expected to have an impact on the Fund’s financial statements.

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

In June 2015, FASB issued ASU No. 2015-10 to clarify the codification, correct unintended application of guidance, eliminate inconsistencies, and to improve the codification's presentation of guidance for a wide range of topics in the codification. Transition guidance varies based on the amendments included. The amendments that require transition guidance are effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance. The Fund is currently in the process of evaluating the transition provisions of the amendment and impact on its future financial statements. However, the Fund has adopted the amendment related to a clarification of the disclosure requirements for nonrecurring fair value measurements made during the period.

3. LEASED EQUIPMENT AT COST

The Fund did not acquire or sell any leased equipment during the six months ended June 30, 2015.

Leased equipment at cost net of accumulated depreciation consists of the following:

	June 30, 2015	December 31, 2014
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,786,555	9,786,555
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Self-serve checkout equipment	2,097,353	2,097,353
Flat bed rail cars	7,777,356	7,777,356
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	5,768,966	5,768,966
Less: Accumulated depreciation	(15,410,509)	(12,977,988)
	$61,946,615	$64,379,136

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period July 1 to December 31, 2015	$4,283,180
For the year ending December 31, 2016	7,513,805
For the year ending December 31, 2017	5,527,837
For the year ending December 31, 2018	3,812,928
For the year ending December 31, 2019	2,280,822
Thereafter	1,861,641
$25,280,213

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than assumed.

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to race track equipment, furniture, eight-seater aircrafts, manufacturing equipment and smart safes.

Manufacturing Equipment

In April 2015, the Fund entered into a lease for manufacturing equipment with a leading bus manufacturing company based in Australia for $854,333. The lease consists of $613,813 on an existing lease to the bus manufacturing company and $240,520 acquired through a sale and leaseback arrangement with the bus manufacturing company. At the end of the lease term of 36 months all of Fund’s right, title and interest in the equipment will be transferred to the lessee. The lease was classified as a finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Net investment in finance lease (current and non-current) consists of the following:

	June 30, 2015	December 31, 2014
Minimum lease payments receivable	$3,099,882	$2,703,429
Estimated residual values of leased property (unguaranteed)	2,436,311	2,436,311
Less: Unearned income	(869,427)	(911,209)
Net investment in finance leases	$4,666,766	$4,228,531

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period July 1 to December 31, 2015	$710,835
For the year ending December 31, 2016	1,279,700
For the year ending December 31, 2017	857,341
For the year ending December 31, 2018	252,006
For the year ending December 31, 2019	-
$3,099,882

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

The Fund recognized interest income on the loan of $11,818 and $23,885 for the three and six months ended June 30, 2015, respectively, and $0 for the three and six months ended June 30, 2014.

6. PARTICIPATING INTEREST (RELATED PARTY)

In June 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $3,745,028 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The loan has a term of 60 days from disbursement. The Fund’s advance was paid to MBL UK and the Fund will receive principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction is recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. In July 2015, the Fund provided additional funding of $1,150,800 to MBL UK under the same terms.

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to a U.S. information technology distribution company. The loan has a term of 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund received principal and interest payments from MECI. Repayment was predicated on MECI receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognized interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default. The loan was fully repaid in May 2015. In May and June 2015, the Fund provided additional financing of $4,963,269 to MECI under the same agreement. The loan for such additional financing was fully repaid in July 2015.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

In November 2014, the Fund entered into a participation agreement with MBL UK to provide financing of $5,000,000 to participate in an existing facility previously provided by MBL UK to a European technology distribution company to finance technology equipment. The term of each advance was 58 days from disbursement. The Fund’s advances were paid to MBL UK and the Fund received principal and interest payments from MBL UK. Repayment was predicated on MBL UK receiving principal and interest payments from the underlying counterparty. This transaction was recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognized interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The loan was fully repaid in February 2015.

The Fund recognized interest income from related parties of $79,928 and $103,478 for the three and six months ended June 30, 2015, respectively and $0 for the three and six months ended June 30, 2014.

7. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 6, the Fund entered into participation agreements with MBL UK and MECI, members of the Macquarie Group of companies and affiliates of the Manager.

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

For the three and six months ended June 30, 2015 and 2014, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

For the three and six months ended June 30, 2015 and 2014, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

			Three Months Ended		Six Months Ended
Entity	Capacity	Description	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$25,630	$10,500	$25,630	$105,668
Macquarie Asset Management Inc.	Manager	Management fee (2)	140,199	144,720	279,093	310,734
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	110,511	119,933	234,079	243,637
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	18,904	19,027	37,421	37,671
Macquarie Rail Inc.	Affiliate	Due diligence (1)	-	-	-	41,267
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	21,150	21,150	42,300	21,150

(1) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(2) Amount charged directly to operations.

8. EQUITY

As of June 30, 2015 and December 31, 2014, the Fund had 9,371,480 and 9,396,317 shares of limited liability company interest outstanding, respectively (including the DRP shares and net of repurchase of shares). As of June 30, 2015 and December 31, 2014, the cumulative number of shares repurchased since inception was 286,637 and 261,800, respectively.

The Fund declared distributions of $1,869,157 during the three months ended June 30, 2015, of which $1,252,954 were paid and $616,203 were payable as of June 30, 2015.

9. FAIR VALUE MEASUREMENTS

The Fund is required to disclose the fair value of financial instruments, as defined. None of the Fund’s assets and liabilities are carried at fair value on the Fund’s balance sheet on a recurring basis.

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Fund’s own estimates of assumptions that market participants would use in pricing the asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Non-recurring fair value measurements

On June 1, 2015, the Fund measured its operating lease asset for self-service checkout equipment at a fair value of $367,670 as part of its impairment analysis in order to determine the impairment charge of $165,556 recognized in the Fund’s Statement of Operations for the three and six months ended June 30, 2015 (Note 2). The self-service checkout equipment was measured at fair value on a non-recurring basis, which the Fund considers a Level 3 measurement. In determining the value of the self-service checkout equipment the Fund utilized recent sales transactions of the same equipment at a similar age at or near the end of its lease term plus an estimation of remaining rental income owed by the lessee.

Fair value of financial instruments

The Fund’s financial instruments, which are not carried on the Fund’s balance sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of June 30, 2015 and December 31, 2014, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above, and loans receivable and participating interests - loans receivable (related party), which are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets. Fair value information with respect to certain financial instruments which are not carried on the balance sheet at fair value is not separately provided given that fair value disclosures of lease arrangements are not required and the carrying value of the Fund’s other financial instruments approximates fair value due to the fact that they have short term maturities (all less than one year) and credit risk is deemed low.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of June 30, 2015 and December 31, 2014, respectively.

11. SUBSEQUENT EVENTS

In July 2015, the Fund provided additional financing of $4,474,501 under the participation agreement with MECI. In August 2015, the Fund provided additional $1,914,379 financing under the participation agreement with MBL UK. Both advances were provided under the same terms as the respective agreements described in Note 6.

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

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring a diversified portfolio of equipment and equipment leases. The Fund also makes investments in and loans collateralized by other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage. The Fund’s liquidation period is scheduled to begin on July 1, 2016 and can last for up to three years.

The Fund’s offering was for a total of 15,000,000 Shares at a price of $10.00 per share, subject to certain reductions. The Fund also offered up to 800,000 Shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per Share. The Manager has contributed a total of $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As of June 30, 2015, the Fund had 9,371,480 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of August 14, 2015, the Fund had 9,331,312 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

Second Quarter Transactions

Participating Interest in a Finance Facility

In June 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $3,745,028 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The loan was provided for a maximum term of 60 days from disbursement. The Fund’s advance was paid to MBL UK and the Fund will receive principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction is recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. In July 2015, the Fund provided additional funding of $1,150,800 to MBL UK under the same terms.

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to an U.S. information technology distribution company. The loan had a term of 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund received principal and interest payments from MECI. Repayment was predicated on MECI receiving principal and interest payments from the underlying counterparty. The loan was unsecured, with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default. The loan was fully repaid in May 2015. In May and June 2015, the Fund provided additional financing of $4,963,269 to MECI under the same agreement. The loan for such additional financing was fully repaid in July 2015.

Manufacturing Equipment

In April 2015, the Fund entered into a lease for manufacturing equipment with a leading bus manufacturing company based in Australia for $854,333. The lease consists of $613,813 on an existing lease to the bus manufacturing company and $240,520 acquired through a sale and leaseback arrangement with the bus manufacturing company. At the end of the lease term of 36 months all of Fund’s right, title and interest in the equipment will be transferred to the lessee. The lease was classified as a finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Total revenue for the three months ended June 30, 2015 was $3,197,876 compared to $3,154,178 for the three months ended June 30, 2014. This increase of $43,698 was primarily due to an increase in interest income of $91,746. The increase in interest income is driven by the Fund’s loan and participation agreements with MBL UK and MECI, which were entered in the fourth quarter of 2014 and first half of 2015. The increase was partially offset by a decrease in rental income of $59,048, driven by the decrease in monthly rentals received on the Fund’s Bombardier CRJ 700 ER aircraft.

Total expenses for the three months ended June 30, 2015 were $1,747,264 compared to $1,862,243 for the three months ended June 30, 2014. This decrease of $114,979 was driven by a decrease in depreciation expense of $126,373 and a decrease in other expenses of $140,219. The decrease in depreciation expense was due to the lease renewal for the Fund’s Bombardier CRJ 700 ER aircraft in July 2014. The decrease in other expenses was due to one-off transaction costs for a deal that did not proceed that were incurred during the three months ended June 30, 2014. This decrease was partially offset by recognition of an impairment loss of $165,556 for one of the Fund’s operating leases.

As a result, the Fund’s net income for the three months ended June 30, 2015 increased by $158,677 when compared to the three months ended June 30, 2014.

Total revenue for the six months ended June 30, 2015 was $6,348,181 compared to $6,316,430 for the six months ended June 30, 2014. This increase of $31,751 was primarily due to an increase in interest income of $127,363. The increase in interest income is driven by the Fund’s loan and participation agreements with MBL UK and MECI. All of these agreements were entered in the fourth quarter of 2014 and first half of 2015. This increase was partially offset by a decrease in rental income of $77,922, due to the decrease in monthly rentals received on the Fund’s Bombardier CRJ 700 ER aircraft. The Fund also realized a net gain of $42,545 from sale of office equipment in the first six months of 2014, no gains were recorded during the six months ended June 30, 2015. Other income increased by $24,855 when compared to the six months ended June 30, 2014.

Total expenses for the six months ended June 30, 2015 were $3,273,197 compared to $3,519,070 for the six months ended June 30, 2014. This decrease of $245,873 was primarily due to a decrease in depreciation expense of $232,172 and a decrease in other expenses of $159,208. The decrease in depreciation expense is related to the Bombardier CRJ 700 ER Aircraft described above. The decrease in other expenses is due to one off transaction costs incurred during the six months ended June 30, 2014 described above. This decrease was partially offset by recognition of an impairment loss of $165,556 for one of the Fund’s operating leases.

As a result, the Fund’s net income for the six months ended June 30, 2015 increased by $277,624 when compared to the six months ended June 30, 2014.

The Fund evaluated a number of equipment transactions during the first six months of 2015. To date, the Fund has not used leverage to finance these transactions. The Fund continues to pursue additional equipment investments as well as leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from June 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased by $574,973, from $79,507,085 as of December 31, 2014 to $78,932,112 as of June 30, 2015. The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $4,275,975 and operating lease assets of $2,432,521. Cash decreases were driven by funding new participation agreements of $13,704,276, cash distributions to members of $3,742,105, and an acquisition of leased assets for $856,751. Cash increases were driven by rents collected and loan principal repayments of $3,290,219 by MBL UK and $4,995,979 by MECI. Operating lease assets decreased during the six months due to depreciation expense of $2,266,965 and an impairment loss of $165,556. The decrease in cash and operating lease assets was partially offset by a net increase in loans receivable (related party) of $5,435,617 from new participation agreements, an increase in net investment in finance leases of $438,235 due to the aforementioned acquisition, and an increase in lease receivables of $150,215.

Total Liabilities

Total liabilities increased by $269,912, from $3,978,434 as of December 31, 2014 to $4,248,346 as of June 30, 2015. The increase in total liabilities is the result of an increase in fees payable to related parties of $268,651 and an increase in maintenance reserve payable of $131,757. Fees payable to related parties increased due to asset management fees and operating expenses incurred during the six months ended June 30, 2015. Fees payable to the Manager are allocated to the Fund on a quarterly basis and are settled annually in December. This increase is partially offset by a decrease in deferred rental income of $78,650 and a decrease in other payables of $29,613.

Equity

Equity decreased by $844,885, from $75,528,651 as of December 31, 2014 to $74,683,766 as of June 30, 2015. The decrease in equity is primarily due to distributions declared to investors of $3,719,872, of which $3,103,669 were paid and $616,203 were payable as of June 30, 2015. Additionally, 24,837 shares were redeemed for $199,997 during the six months ended June 30, 2015. This decrease was offset by net income of $3,074,984 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the six months ended June 30, 2015 and 2014.

	June 30, 2015	June 30, 2014
Net cash provided by (used in) :
Operating activities	$5,919,259	$6,552,795
Investing activities	(6,379,324)	(3,108,370)
Financing activities	(3,815,910)	(3,895,291)
Net decrease in cash and cash equivalents	$(4,275,975)	$(450,866)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2015, the Fund had cash and cash equivalents of $1,431,096. The amount of cash provided by operating activities for the six months ended June 30, 2015 of $5,919,259 consisted primarily of rentals collected during the six months from leased assets.

The cash used in investing activities for the six months ended June 30, 2015 is primarily attributable to the participation in new finance facilities of $13,704,276 and acquisition of leased assets of $856,751. These cash outflows were partially offset by the principal repayments received during the six months ended June 30, 2015 of $3,290,219 from MBL UK and $4,995,979 from MECI.

The cash used in financing activities for the six months ended June 30, 2015 is primarily attributable to distributions to members and share repurchases.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and our main use of cash has been to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which are denominated in US dollars and are on lease to corporate clients around the world. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage and make loans collateralized by equipment.

As of August 14, 2015 we have used approximately $126,283,624 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,786,555
Self-serve checkout equipment	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	3,115,888
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014 & Dec 2014)	1,567,802
Financing provided to aircraft lessor	540,000
Financing provided to affiliate (fully repaid)	16,793,998
Financing provided to affiliate	9,449,958
Bus manufacturing equipment	854,333
$126,283,624

The Fund believes it has sufficient working capital to continue existing operations for the next 12 months and through its liquidation phase, which begins on July 1, 2016.

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

Distributions

The Fund paid total cash distributions of $1,890,426 and $1,902,741 to our members during the three months ended June 30, 2015 and 2014, respectively and cash distributions of $3,742,105 and $3,767,172 to our members during the six months ended June 30, 2015 and 2014, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Arrangements

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet arrangements as of June 30, 2015 and December 31, 2014, respectively.

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Significant Accounting Policies”, in Part I, Item 1, for a summary of the Fund’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although this information is not required to be disclosed for smaller reporting companies, we believe that there have been no material changes to the disclosures reported in our Form 10-K, dated February 18, 2015.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2015	10,642	$8.30	10,642	-
May 1 to May 31, 2015	-	-	-	-
June 1 to June 30, 2015	-	-	-	-
Total	10,642	$8.30	10,642	-

(1) Our operating agreement, dated June 19, 2009, and which does not have an expiration date, allows for the repurchase of shares according to a specified repurchase formula set forth therein. Our operating agreement limits the number of shares that can be repurchased in any one year, but there is no maximum number of shares that may be repurchased over time. Repurchased shares may not be reissued.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/s/ David Fahy
Name:	David Fahy
Title:	President of the Manager and Principal Executive
Officer of Registrant

Date: August 14, 2015

By:	/s/ John Papatsos
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: August 14, 2015

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended June 30, 2015, filed on August 14, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (ii) the Statement of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited), (iii) the Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Six Months Ended June 30, 2015 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.

**	Furnished, rather than filed herewith.

