Form 10-Q
period 2015-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2015-11-13
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 9,297,490 shares of limited liability company membership interests outstanding at November 13, 2015.

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

Part I. FINANCIAL INFORMATION

Item 1.           Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$954,089	$5,707,071
Restricted cash	1,445,270	1,248,967
Net investment in finance leases	883,022	686,558
Loans receivable	500,061	532,987
Participating interest - loans receivable (related party)	9,975,414	3,290,219
Accrued interest receivable (related party)	67,122	22,746
Lease receivables	300,000	-
Maintenance reserve and other receivables	325,455	92,390
Other assets	63,118	5,038
Total Current Assets	14,513,551	11,585,976

Non-current Assets
Net investment in finance leases	3,528,885	3,541,973
Leased equipment at cost (net of accumulated depreciation of $14,792,040 as of September 30, 2015 and $12,977,988 as of December 31, 2014)	60,467,731	64,379,136
Total Non-current Assets	63,996,616	67,921,109

Total Assets	$78,510,167	$79,507,085

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$382,239	$7,433
Deferred rental income	1,033,056	1,131,590
Distribution payable	613,562	638,436
Other payables	303,742	235,802
Maintenance reserve	1,486,512	-
Total Current Liabilities	3,819,111	2,013,261

Non-current Liabilities
Maintenance reserve	-	1,292,892
Other payables	672,281	672,281
Total Non-current Liabilities	672,281	1,965,173

Total Liabilities	$4,491,392	$3,978,434

Commitments and Contingencies (Note 11)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,331,312 shares as of September 30, 2015 and 9,396,317
shares as of December 31, 2014, net of repurchases of 326,805 and 261,800, respectively	62,850,191	63,361,376

Accumulated surplus	11,168,584	12,167,275
Total Members’ Equity	74,018,775	75,528,651

Total Liabilities and Members’ Equity	$78,510,167	$79,507,085

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUE

Finance and rental income	2,975,401	3,065,789	9,169,207	9,337,517
Net gain on sale of leased equipment	11,275	33,708	11,275	76,253
Interest income	11,562	-	35,447	-
Interest income (related party)	181,466	-	284,944	-
Other income	2,635	28,386	29,647	30,543

Total revenue	3,182,339	3,127,883	9,530,520	9,444,313

EXPENSES

Operating expenses (related party)	117,582	111,185	351,661	354,822
Management fees (related party)	162,932	157,498	484,325	489,382
Depreciation	1,264,659	1,163,694	3,531,624	3,662,831
Impairment loss	-	-	165,556	-
Other expenses (including related party expenses of $18,842, $19,001, $56,263, and $56,672 for the three and nine months ended September 30, 2015 and 2014 respectively)	109,368	144,274	394,572	588,686

Total expenses	1,654,541	1,576,651	4,927,738	5,095,721

Net income	$1,527,798	$1,551,232	$4,602,782	$4,348,592

Basic and diluted earnings per share	$0.16	$0.16	$0.49	$0.46

Weighted average number of shares outstanding: basic and diluted	9,331,312	9,421,250	9,361,452	9,435,367

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flow from operating activities:
Net income	$4,602,782	$4,348,592

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,531,624	3,662,831
Impairment loss	165,556	-
Net gain on sale of leased equipment	(11,275)	(76,253)
Changes in operating assets and liabilities:
Fees payable (related party)	374,806	293,489
Lease receivables	(300,000)	1,109,263
Interest receivable (related party)	(44,377)	-
Net investment in finance leases	673,375	626,180
Other receivables	(10,247)	41,992
Other payables	67,940	(9,564)
Deferred finance and rental income	(98,534)	(88,284)
Other assets	(58,080)	10,529
Net cash provided by operating activities	8,893,570	9,918,775

Cash flow from investing activities:
Purchase of equipment	-	(1,226,863)
Investment in capital leased equipment	(856,751)	(3,139,232)
Proceeds from sale of leased equipment	-	1,101,666
Participating interest - loans receivable (related party)	(29,304,991)	-
Repayment of participating interest - loans receivable (related party)	22,619,796	-
Repayment of loans by others	32,926	-
Restricted cash	(196,303)	862,817
Security deposit	-	90,000
Net cash used in investing activities	(7,705,323)	(2,311,612)

Cash flow from financing activities:
Distributions paid to members	(5,626,347)	(5,667,226)
Repurchase of shares	(511,185)	(338,184)
Maintenance reserve	196,303	(862,817)
Net cash used in financing activities	(5,941,229)	(6,868,227)

Net decrease in cash and cash equivalents	(4,752,982)	738,936

Cash and cash equivalents, beginning of the period	5,707,071	9,090,632

Cash and cash equivalents, end of the period	$954,089	$9,829,568

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$(2,683)	$(500,757)
Accrued purchase of equipment	$-	$14,975
Distribution Payable	$613,562	$619,340

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2014	9,396,317	$62,410,244	$951,132	$12,047,939	$119,336	$75,528,651
Repurchase of shares	(65,005)	(511,185)	-			(511,185)
Distribution to members	-	-	-	(5,504,665)	(96,808)	(5,601,473)
Net income	-	-	-	4,523,238	79,544	4,602,782
Balance at September 30, 2015	9,331,312	$61,899,059	$951,132	$11,066,512	$102,072	$74,018,775

(1)	Additional members represent all members other than the Manager.

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

This report covers the three and nine months ended September 30, 2015 and 2014, respectively.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Use of Estimates

The accompanying financial statements were prepared in accordance with U.S. GAAP. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Leased Equipment at Cost

If a lease meets certain requirements under ASC 840 at its inception, such that the Fund retains ownership in the underlying equipment, the lease is accounted for as an operating lease. Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct costs (such as freight, installation, acquisition fees and expenses, legal fees and inspection fees) associated with the leases are capitalized as part of the cost of the leased equipment and depreciated over the lease term.

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the three and nine months ended September 30, 2015 and 2014, respectively.

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

In June 2015, the Fund reassessed the residual value of its operating lease for self-service checkout equipment. Due to a decline in the market value of this type of equipment the residual value was adjusted downward. The adjustment of the self-service checkout equipment’s residual value resulted in the recoverable amount being lower than the assets’ carrying amount and an impairment charge of $165,556 was recognized for the nine months ended September 30, 2015. There were no impairment charges recorded during the three months ended September 30, 2015 and 2014 and during the nine months ended September 30, 2014.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Net Investment in Finance Leases

If a lease meets specific criteria under ASC 840 at its inception, such that ownership of the underlying asset is effectively transferred to the lessee, the Fund recognizes the lease as a net investment in finance lease on its balance sheet. Net investment in finance leases consist of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

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

Loans Receivable and Participating Interests – Loans Receivable (Related Party)

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

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay the Fund for maintenance, calculated monthly, which is based on the prior month’s flight hours and flight cycles. These payments are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheet when paid by lessee. As maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability for the cost of the aircraft’s maintenance and the reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. No such payments were made during the three and nine months ended September 30, 2015 and 2014, respectively.

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

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized a gain on the sale of leased equipment of $11,275 during the three and nine months ended September 30, 2015 and $33,708 and $76,253 during the three and nine months ended September 30, 2014.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Fund recognizes interest income on its loans receivable using the effective interest method.

Allowance for Doubtful Accounts

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of September 30, 2015 or December 31, 2014, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the three and nine months ended September 30, 2015 and 2014, respectively.

An allowance or provision for credit losses is established if there is evidence that the Fund will be unable to collect all amounts due according to the original contractual terms of the loan or finance lease receivable. The allowance for credit losses is reported as a reduction of the loan receivable’s carrying value on the Fund’s Balance Sheet. Additions to the allowance and provision for credit losses are recorded in the statement of operations. Allowances and provisions for credit losses are evaluated periodically and on an individual asset and customer level. Loans receivable are considered impaired when the Fund determines that it is probable that it will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized with the repossession of the collateral.

The accrual of interest income based on the original terms of the loan receivable may be discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recorded based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to the statement of operations. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note.

The Fund does not provision for credit losses on a collective basis.

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, and payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of September 30, 2015 or December 31, 2014, respectively.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses and Management Fees

The Manager charges the Fund management fees and the Fund reimburses the Manager for certain operating expenses directly related to the Fund. These fees are recognized on accrual basis. See Note 8 for further details.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The original effective date for ASU 2014-09 would have required the Fund to adopt it beginning in its first quarter of 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Fund may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Fund is currently evaluating the timing of its adoption of ASU 2104-09.The adoption of this standard is not expected to have an impact on the Fund's financial statements.

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

In June 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, to simplify presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this standard becomes effective for fiscal years beginning after December 15, 2015. The Fund is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.

3. LEASED EQUIPMENT AT COST

Extension of Airbus A320-200 Aircraft

In June 2015, the Fund agreed to renew the lease for its Airbus A320-200 aircraft which was initially acquired in May 2013. The aircraft is leased to an airline based in Oceania that operates internationally. The lease was extended for a period of 30 months from June 2015. The lease is recorded as an operating lease on the Fund’s Balance Sheet with rental income recognized on a straight-line basis over the lease term.

Sale of Self-Service Checkout Equipment

At the expiration of its lease for self-service checkout equipment in September 2015, the lessee exercised its purchase option for the equipment. The Fund sold the equipment to the lessee for $225,500 in exchange for a receivable recorded on the Fund’s Balance Sheet in other receivables. The Fund recognized a gain on sale of $11,275 during the three months ended September 30, 2015. The Fund received the sales proceeds from the lessee in October 2015.

Leased equipment at cost net of accumulated depreciation consists of the following:

	September 30, 2015	December 31, 2014
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,786,555	9,786,555
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Self-serve checkout equipment	-	2,097,353
Flat bed rail cars	7,777,356	7,777,356
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	5,768,966	5,768,966
Less: Accumulated depreciation	(14,792,040)	(12,977,988)
	$60,467,731	$64,379,136

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period October 1 to December 31, 2015	$2,156,767
For the year ending December 31, 2016	9,781,805
For the year ending December 31, 2017	7,795,837
For the year ending December 31, 2018	3,812,928
For the year ending December 31, 2019	2,280,822
Thereafter	1,861,641
$27,689,800

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than assumed.

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to race track equipment, furniture, eight-seater aircrafts, manufacturing equipment and smart safes.

Manufacturing Equipment

In April 2015, the Fund entered into a lease for manufacturing equipment with a leading bus manufacturing company based in Australia for $854,333. The lease consists of $613,813 on an existing lease to the bus manufacturing company and $240,520 acquired through a sale and leaseback arrangement with the bus manufacturing company. At the end of the lease term of 36 months all of the Fund’s right, title and interest in the equipment will be transferred to the lessee. The lease was classified as a finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

Net investment in finance lease (current and non-current) consists of the following:

	September 30, 2015	December 31, 2014
Minimum lease payments receivable	$2,730,414	$2,703,429
Estimated residual values of leased property (unguaranteed)	2,436,311	2,436,311
Less: Unearned income	(754,818)	(911,209)
Net investment in finance leases	$4,411,907	$4,228,531

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period October 1 to December 31, 2015	$341,368
For the year ending December 31, 2016	1,279,700
For the year ending December 31, 2017	857,341
For the year ending December 31, 2018	252,005
For the year ending December 31, 2019	-
$2,730,414

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

As of September 30, 2015 and 2014, 64% and 59%, respectively, of the Fund’s net investment in finance leases were related to GA8-TC320 Airvan aircraft on lease to an Australian aircraft manufacturer.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Fund recognized interest income on the loan of $11,562 and $35,447 for the three and nine months ended September 30, 2015, respectively, and $0 for both the three and nine months ended September 30, 2014.

6. PARTICIPATING INTEREST (RELATED PARTY)

In June 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $3,745,028 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The loan had a term of 60 days from disbursement. The Fund’s advance was paid to MBL UK and the Fund will receive principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction is recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The loan was fully repaid in August 2015. During the three months ended September 2015, the Fund provided additional financing of $6,144,535 to participate in an existing MBL UK facility under the same agreement, of which $1,150,800 was repaid in September 2015. The balance outstanding included in the Fund’s Balance Sheet as of September 30, 2015 was $4,993,735. In October 2015, the Fund received a repayment of $1,914,379 and in November 2015 the Fund received a repayment of $1,630,386.

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to a U.S. information technology distribution company. The loan had a term of 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund received principal and interest payments from MECI. Repayment was predicated on MECI receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable (related party) on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognized interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default. The loan was fully repaid in May 2015. In May and June 2015, the Fund provided additional financing of $4,963,269 to MECI to participate in an existing facility under the same agreement which was fully repaid in July 2015. In July and September 2015, the Fund provided additional financing of $9,456,181 to MECI to participate in an existing facility under the same agreement, out of which $4,474,502 was repaid in September 2015. The balance outstanding included on the Fund’s balance sheet as of September 30, 2015 was $4,981,679. The outstanding balance was fully repaid in October 2015.

The Fund recognized interest income from related parties of $181,466 and $284,944 for the three and nine months ended September 30, 2015, respectively and $0 for the three and nine months ended September 30, 2014.

7. LOAN FACILITY

In September 2015, the Fund entered into a limited recourse loan agreement. The facility has a credit limit of $16,750,000 and is secured by the Fund’s leased CFM-7B aircraft engines. The facility has a term of four years and bears interest of 3.192% per year.

The Fund drew down the full amount of the facility in October 2015.

8. TRANSACTIONS WITH AFFILIATES

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Fund pays the Manager and its affiliates’ fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements;

•	Asset management fees equal to the lesser of: (a) (i) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision); (ii) 2% of gross rental payments from full payout leases which contain net lease provisions; and (iii) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (b) the amount of fees which are competitive for similar services;

•	Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax 8.0% per annum internal rate of return compounded daily on all capital contributions of members;

•	Out-performance fees depending upon the extent to which Investor Return has been achieved. Prior to the time that Investor Return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses depending upon the scope and volume of services the Manager provides to the Fund.

For the three and nine months ended September 30, 2015 and 2014, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

For the three and nine months ended September 30, 2015 and 2014, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended		Nine Months Ended
Entity	Capacity	Description	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$-	$25,630	$105,668
Macquarie Asset Management Inc.	Manager	Management fee (2)	141,782	136,348	420,875	447,082
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	117,582	111,185	351,661	354,822
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	18,842	19,001	56,263	56,672
Macquarie Rail Inc.	Affiliate	Due dilligence (1)	-	-	-	41,267
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	21,150	21,150	63,450	42,300

(1) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(2) Amount charged directly to operations.

9. EQUITY

As of September 30, 2015 and December 31, 2014, the Fund had 9,331,312 and 9,396,317 shares of limited liability company interest outstanding, respectively (including the DRP shares and net of repurchase of shares). As of September 30, 2015 and December 31, 2014, the cumulative number of shares repurchased since inception was 326,805 and 261,800, respectively.

The Fund declared distributions of $1,881,600 during the three months ended September 30, 2015, of which $1,268,038 were paid and $613,562 were payable as of September 30, 2015.

10. FAIR VALUE MEASUREMENTS

The Fund is required to disclose the fair value of financial instruments, as defined. None of the Fund’s assets and liabilities are carried at fair value on the Fund’s balance sheet on a recurring basis.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Non-recurring fair value measurements

As of September 30, 2015 and December 31, 2014, there were no assets or liabilities measured using non-recurring fair value measurements.

Fair value of financial instruments

The Fund’s financial instruments, which are not carried on the Fund’s balance sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of September 30, 2015 and December 31, 2014, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above, and loans receivable and participating interests - loans receivable (related party), which are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets. Fair value information with respect to certain financial instruments which are not carried on the balance sheet at fair value is not separately provided given that fair value disclosures of lease arrangements are not required and the carrying value of the Fund’s other financial instruments approximates fair value due to the fact that they have short term maturities (all less than one year) and credit risk is deemed low.

Fees payable, distributions payable, and other payables are short term in nature and therefore their carrying value approximates their fair value, which would be classified as Level 3.

11. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of September 30, 2015 and December 31, 2014, respectively.

12. SUBSEQUENT EVENTS

In October and November 2015, the Fund provided additional financing to MBL UK of $1,919,369 and $1,624,910, respectively, to participate in an existing facility under the same agreement as described in Note 6.

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions. As of September 30, 2015, the Fund had 9,331,312 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of November 13, 2015, the Fund had 9,297,490 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

Third Quarter Transactions

Participating Interest in a Finance Facility

The Fund’s participating interest with MBL UK was fully repaid in August 2015. During the three months ended September 30, 2015, the Fund provided additional financing of $6,144,535 to MBL UK to participate in an existing facility under the previous agreement, out of which $1,150,800 was repaid in September 2015 and $1,914,379 was repaid in October 2015.

In July and September 2015, the Fund provided additional financing of $9,456,181 to MECI to participate in an existing facility under the same agreement from prior quarters, of which $4,474,502 was repaid in September 2015 and $4,981,679 was repaid in October 2015.

Extension of Airbus A320-200 Aircraft

In June 2015, the Fund agreed to renew the lease for its Airbus A320-200 aircraft which was initially acquired in May 2013. The aircraft is leased to an airline based in Oceania that operates internationally. The lease was extended for a period of 30 months from June 2015. The lease is recorded as an operating lease on the Fund’s Balance Sheet with rental income recognized on a straight-line basis over the lease term.

Sale of Self-Service Checkout Equipment

At the expiration of its lease for self-service checkout equipment in September 2015, the lessee exercised its purchase option for the equipment. The Fund agreed to sell the equipment to the lessee for $225,500. The Fund recognized a gain on sale of $11,275 during the three months ended September 30, 2015. The Fund received the sales proceeds from the lessee in October 2015.

Loan Facility

In September 2015, the Fund entered into a limited recourse loan agreement. The facility has a credit limit of $16,750,000 and is secured by the Fund’s leased CFM-7B aircraft engines. The facility has a term of four years and bears interest of 3.192% per year.

The Fund drew down the full amount facility in October 2015.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Total revenue for the three months ended September 30, 2015 was $3,182,339 compared to $3,127,883 for the three months ended September 30, 2014. The increase of $54,456 was primarily due to an increase in interest income of $193,028. The increase in interest income is driven by the Fund’s loan and participation agreements with MBL UK and MECI, which were entered in the fourth quarter of 2014 and first nine months of 2015. The increase was partially offset by a decrease in rental income of $90,388, driven by the decrease in rentals on the Fund’s Airbus A320-200 aircraft and a decrease in other income of $25,751 due to a one-time late fee received during the three months ended September 30, 2014.

Total expenses for the three months ended September 30, 2015 were $1,654,541 compared to $1,576,651 for the three months ended September 30, 2014. The increase of $77,890 was driven by an increase in depreciation of $100,965. This increase was partially offset by a decrease in other expenses of $34,906 which is caused by one-off transaction costs for a deal that did not proceed that were incurred during the three months ended September 30, 2014.

As a result, the Fund’s net income for the three months ended September 30, 2015 decreased by $23,434 when compared to the three months ended September 30, 2014.

Total revenue for the nine months ended September 30, 2015 was $9,530,520 compared to $9,444,313 for the nine months ended September 30, 2014. The increase of $86,207 was primarily due to an increase in interest income of $320,391. The increase in interest income is driven by the Fund’s loan and participation agreements with MBL UK and MECI as described above. This increase was partially offset by a decrease in rental income of $168,310, due to decreases in monthly rentals received on the Fund’s Bombardier CRJ 700 ER aircraft and Airbus A320-200 aircraft. The Fund also realized a net gain of $76,253 from the sale of office equipment during the nine months ended September 30, 2014 compared to net gain of $11,275 from the sale of self-serve checkout equipment during the nine months ended September 30, 2015.

Total expenses for the nine months ended September 30, 2015 were $4,927,738 compared to $5,095,721 for the nine months ended September 30, 2014. This decrease of $167,983 was primarily due to a decrease in depreciation expense of $131,207 and a decrease in other expenses of $194,114. The decrease in other expenses is due to one off transaction costs incurred during the nine months ended September 30, 2014 for a deal that did not proceed. The decrease in expenses was partially offset by recognition of an impairment loss of $165,556 for one of the Fund’s operating leases during the nine months ended September 30, 2015.

As a result, the Fund’s net income for the nine months ended September 30, 2015 increased by $254,190 when compared to the nine months ended September 30, 2014.

The Fund evaluated a number of equipment transactions during the first nine months of 2015. The Fund continues to pursue additional equipment investments as well as leverage opportunities on the existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from September 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased by $996,918, from $79,507,085 as of December 31, 2014 to $78,510,167 as of September 30, 2015. The decrease in total assets was primarily due to a net decrease in cash and cash equivalents of $4,752,982 and a decrease in operating lease assets of $3,911,405. These decreases were offset by increases in other operating assets. The decrease in cash was driven by funding new participation agreements of $29,304,991, cash distributions paid to members of $5,626,347, and an acquisition of leased assets for $856,751. The aforementioned decreases in cash were offset by increases comprised of rents collected during the period and loan principal repayments of $8,186,046 by MBL UK and $14,433,750 by MECI. Operating lease assets decreased during the period due to depreciation expense of $3,531,624, the sale of self-service checkout equipment, and an impairment loss of $165,556. The decrease in cash and operating lease assets was partially offset by a net increase in loans receivable (related party) of $6,729,571 from new participation agreements, an increase in lease receivables of $300,000 due to unpaid rents as of September 30, 2015, an increase in other receivables of $233,065 due to the sale of self-service checkout equipment for which proceeds weren’t received until October, and an increase in net investment in finance leases of $183,376 due to the acquisition of manufacturing equipment in April 2015.

Total Liabilities

Total liabilities increased by $512,958, from $3,978,434 as of December 31, 2014 to $4,491,392 as of September 30, 2015. The increase in total liabilities is the result of an increase in fees payable to related parties of $374,806 and an increase in maintenance reserve payable of $193,620. Fees payable to related parties increased due to asset management fees and operating expenses incurred during the nine months ended September 30, 2015. Fees payable to the Manager are allocated to the Fund on a quarterly basis and are settled annually in December. This increase is partially offset by a decrease in deferred rental income of $98,534.

Equity

Equity decreased by $1,509,876, from $75,528,651 as of December 31, 2014 to $74,018,775 as of September 30, 2015. The decrease in equity is primarily due to distributions declared to investors of $5,601,473, of which $4,987,911 were paid and $613,562 were payable as of September 30, 2015. Additionally, 65,005 shares were redeemed for $511,185 during the nine months ended September 30, 2015. This decrease was offset by net income of $4,602,782 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the nine months ended September 30, 2015 and 2014.

	September 30, 2015	September 30, 2014
Net cash provided by (used in) :
Operating activities	$8,893,570	$9,918,775
Investing activities	(7,705,323)	(2,311,612)
Financing activities	(5,941,229)	(6,868,227)
Net decrease in cash and cash equivalents	$(4,752,982)	$738,936

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2015, the Fund had cash and cash equivalents of $954,089. The amount of cash provided by operating activities for the nine months ended September 30, 2015 of $8,893,570 consisted primarily of rentals collected during the nine months from leased assets.

The cash used in investing activities for the nine months ended September 30, 2015 is primarily attributable to the participation in new finance facilities of $29,304,991 and acquisition of leased assets of $856,751. These cash outflows were partially offset by the principal repayments received during the nine months ended September 30, 2015 of $8,186,046 from MBL UK and $14,433,750 from MECI.

The cash used in financing activities for the nine months ended September 30, 2015 is primarily attributable to distributions to members and share repurchases.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and our main use of cash has been to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which are denominated in U.S. dollars and are on lease to corporate clients around the world. We will also make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage and make loans collateralized by equipment.

As of November 13, 2015 we have used approximately $137,888,938 of the offering and equipment sale proceeds to acquire the following assets:

Asset Type	Purchase Price
Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,786,555
Self-serve checkout equipment (sold in September 2015)	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	3,115,888
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014 & Dec 2014)	1,567,802
Financing provided to aircraft lessor	540,000
Financing provided to an affiliate (fully repaid by lessee)	32,856,021
Financing provided to an affiliate	4,993,249
Bus manufacturing equipment	854,333
$137,888,938

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

Distributions

The Fund paid total cash distributions of $1,884,242 and $1,900,054 to our members during the three months ended September 30, 2015 and 2014, respectively, and cash distributions of $5,626,347 and $5,667,226 to our members during the nine months ended September 30, 2015 and 2014, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Arrangements

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet arrangements as of September 30, 2015 and December 31, 2014, respectively.

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

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2015	40,168	$7.75	40,168	-
August 1 to August 31, 2015	-	-	-	-
September 1 to September 30, 2015	-	-	-	-
Total	40,168	$7.75	40,168	-

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

An exhibit index has been filed as part of this Report on page 24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/s/ David Fahy
Name:	David Fahy
Title:	President of the Manager and Principal Executive
Officer of Registrant

Date: November 13, 2015

By:	/s/ John Papatsos
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: November 13, 2015

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant.

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended September 30, 2015, filed on November 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (ii) the Statement of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited), (iii) the Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited) (iv) the Statements of Changes in Members’ Equity for the Nine Months Ended September 30, 2015 (Unaudited) and (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.

**	Furnished, rather than filed herewith.