Form 10-K
period 2015-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2016-03-02
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

There were 9,273,855 shares of limited liability company membership interests outstanding as of March 1, 2016.

FORWARD-LOOKING STATEMENTS

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995 “”and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our expectations for future periods. “”Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. In particular, changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In addition, this Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable.

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

Except as otherwise specified, the “Fund,” “we,” “us,” and “our” refer to Macquarie Equipment Leasing Fund, LLC (the “Fund”), a Delaware limited liability company. “Manager” refers to our manager, Macquarie Asset Management Inc., a Delaware limited liability company.

Macquarie Equipment Leasing Fund, LLC

The Fund was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquires a diversified portfolio of equipment, equipment leases and loans, and other equipment-related investments. The majority of the equipment leased by the Fund is leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund’s liquidation period is scheduled to begin on July 1, 2016 and may last for up to three years.

Investment Objectives

The Fund’s principal investment objectives are to:

•   Preserve, protect and return invested capital. The Fund has built a portfolio of equipment, equipment leases and loans, and other equipment-related investments with the objective of preserving, protecting and returning invested capital.

•   Generate regular monthly cash distributions. The Fund has developed a portfolio of varied equipment types, transaction types, clients and transaction durations with the objective of receiving regular cash from its investments. The Fund has generated cash through rental and interest payments from its clients, from the sale of equipment, from the sale of leases, and from other investments. In turn, the Fund has made regular monthly cash distributions since the initial closing date of its offering and intends to continue making such distributions until the end of its operating period.

•   Reduce the Fund’s overall risk through diversification of its portfolio. The Fund has diversified its portfolio by acquiring, directly or indirectly, different types of assets, by entering into or acquiring leases of different durations and by acquiring equipment and investing in other equipment-related transactions in different geographies and industries. Diversification of the Fund’s portfolio has reduced its risk of changes in any particular market sector or of any particular client’s willingness or ability to make payments under a lease.

•   Generate investment returns that are not correlated to returns from listed stock and bond markets. The Fund has generated investment returns for its members that are not correlated to listed stock and bond markets. The Fund’s shares are not traded on any listed exchange and the value of the shares are not subject to fluctuations on those exchanges.

•   Generate a favorable total return on investments. The Fund’s portfolio is structured with the objective of providing its members with a favorable total return on their investment.

The Fund has invested in equipment classes which include rail equipment such as freight cars, aviation equipment such as commercial jet engines and general and commercial aircraft, manufacturing equipment such as machine tools, technological equipment such as smart safes, and/or other types of equipment that the Manager determines may meet the Fund’s investment objectives. To date, the Fund has invested in equipment located both within and outside the U.S., and all equipment purchased by the Fund has been leased to corporate clients.

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

Founded in 1969, Macquarie employs more than 13,582 people in over 25 countries as of September 30, 2015 and had assets under management of $A504 billion.

The Manager forms part of the division responsible for the majority of Macquarie Group’s equipment leasing activities. As of September 30, 2015, the Macquarie Group’s equipment leasing business had approximately $A21.3 billion of equipment leases under management for its own account with over 900 employees located in North America, Europe, Asia and Australia/New Zealand. These employees variously specialize in:

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

Industry

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive across products and geographic regions. The Fund carries on business in the U.S. and in foreign jurisdictions. The following figures (in U.S. Dollars) from the White Clarke Group 2015 Global Leasing Report provide an overview of the size of the global equipment leasing industry:

•   Top 50 countries reported modest growth in new business volume of 1.7% to $884 billion.

•   North America comprises approximately 37.9% of annual world market volume, Europe 37.7% and Asia 20.1%.

•   The top 10 countries, measured by way of annual volume (in parentheses), are as follows: U.S. ($318 billion), China ($89 billion). Germany ($71 billion), United Kingdom ($70 billion), Japan ($67 billion), France ($34 billion), Russia ($25 billion), Sweden ($21 billion) Italy ($19 billion) and Canada ($12 billion).

The Fund operates across a number of segments within the equipment leasing industry. The Fund is primarily a global equipment leasing company with a focus on providing primarily non-full payout (operating) leases to mainly corporate clients across a range of equipment classes, although it has and will continue to enter into small ticket lease transactions and full payout loans and leases. Its returns are influenced by competitive conditions existing within the equipment leasing industry, including general economic conditions and its ability to provide lease pricing and terms and structures which are attractive versus competitors.

Existing Portfolio – Status Report

As of December 31, 2015, our portfolio is represented by the investments as described below, aggregating to a total investment amount of $82,541,102 (net of disposals). The Fund disposed of self-serve checkout equipment during the year ended December 31, 2015. As of December 31, 2015 and 2014, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment in certain sectors as follows:

		Percentage of Total Equipment Cost
Sector	Asset Type	2015	2014

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	31%	31%
Aviation	Aircraft Bombardier CRJ 700 ER	12%	12%
Technology	Self-serve checkout equipment	**	*
Railcars	Flat bed rail cars	*	*
Technology/Transportation	Racetrack equipment	*	*
Technology	Smart safes	*	*
Manufacturing Equipment	Machine tool equipment	*	*
Aviation	Aircraft (Airbus model A320-200)	24%	24%
Retirement Community/Assisted Living	Furniture	*	*
Aviation	GA8-TC320 Airvan Aircraft	*	*
Manufacturing Equipment	Bus manufacturing equipment	*	**

* Less than 10%

** Not in Existence

The Fund also entered into two participation agreements with related parties during the year. As of December 31, 2015, the Fund had a receivable of $7,975,953 under one of these agreements, of which $3,078,083 was received in January 2016.

In addition to the above transactions, the Fund entered into a limited recourse loan agreement with a credit limit of $16,750,000 in 2015 with the Fund’s leased CFM56-7B jet engines pledged as collateral.

Equipment Leasing Activities

The Fund has acquired a diversified portfolio of equipment. The following table sets forth the transactions entered into by the Fund during the year ended December 31, 2015 and the types of asset financed:

Sector	Asset Type	Purchase Price	Percentage of Total Acquisitions

Manufacturing Equipment	Bus manufacturing equipment	$856,751	100%

		$856,751

The following table sets forth the sale transactions entered into by the Fund during the years ended December 31, 2015 and 2014, and the types of assets disposed of:

		2015		2014
Sector	Asset Type	Sale Price	Gain (Loss) on Sale	Sale Price	Gain (Loss) on Sale

Retirement Community/Assisted Living	Furniture	$-	$-	$132,953	$95,910
Aviation	GA8-TC320 Airvan Aircraft	-	-	1,450,563	(28,608)
Technology	Self-serve checkout equipment	225,500	11,275	-	-

		$225,500	$11,275	$1,583,516	$67,302

During the years ended December 31, 2015 and 2014, certain leases generated significant portions (defined as 10% or more) of the Fund’s total leasing revenues. Each asset type listed below relates to one lessee. Concentrations were as follows:

		Percentage of Total Leasing Revenues
Sector	Asset Type	2015	2014

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	19%	18%
Aviation	Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	15%	16%
Technology	Self-serve checkout equipment	*	*
Railcars	Flat bed rail cars	12%	12%
Technology/Transportation	Racetrack equipment	*	*
Manufacturing Equipment	Machine tool equipment	12%	11%
Aviation	Aircraft (Airbus model A320-200)	21%	23%
Technology	Smart safes	*	*
Retirement Community/Assisted Living	Furniture	*	*
Aviation	GA8-TC320 Airvan Aircraft	*	*
Manufacturing Equipment	Bus manufacturing equipment	*	**

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

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

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

Members

As of December 31, 2015, the Fund had a total of 2,526 members.

Share Valuation

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members to include an estimate of a per share value on a customer account statement, we are required pursuant to NASD Rule 2340(c) to disclose in each annual report distributed to our members a “per share” estimated value of our shares, the method by which we developed the estimated value, and the date used to develop the estimated value. Our Manager has prepared the estimated per share values and confirmed certain of the values with the assistance of third party valuation services, or valuation services. The estimates of our per share value is based on the orderly liquidation of our assets and liabilities that is more fully described below. In addition, our Manager prepares statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.

During the offering of our shares, and for a period of up to 18 months after the end of our offering period, the value of our shares was estimated to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. Our offering period ended on March 19, 2012.

Following the termination of the offering of our shares, the estimated value of our shares is based on the estimated amount that a holder of a share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculate the sum of: (i) the fair market value of our leases, equipment held for sale or lease, and other assets, and (ii) our cash on hand. From this amount, we then subtract our total debt outstanding and then divide that sum by the total number of shares outstanding. This methodology conforms to industry standards of equipment leasing investment programs. The value of our shares as of December 31, 2015 is estimated to be $9.33 per share.

The foregoing valuation is an estimate only, and we may subsequently revise this valuation. The methodology utilized by our management in estimating our per share value is subject to various limitations and are based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation has been confirmed through third party services, and should not be viewed as an accurate reflection of the value of our shares or our assets. No independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our shares at this time and none is expected to develop, there can be no assurance that limited partners could receive $9.33 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Furthermore, there can be no assurance:

•	as to the amount investors may actually receive if and when we seek to liquidate our assets or the amount of lease payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $9.33 per share.

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our shares for the ERISA and FINRA purposes described above and, therefore, the $9.33 per share does not reflect the amount that a member would currently receive under our repurchase plan. In addition, there can be no assurance that a member will be able to redeem their shares under our repurchase plan.

Distributions

The Fund declared monthly distributions to our members totaling $7,476,254 and $7,538,554 during the years ended December 31, 2015 and 2014, respectively.

While the Fund anticipates that it will continue to make monthly cash distributions, it may vary the amount of, or completely suspend making, distributions at any time and without notice.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan.

Share Repurchases

We repurchased 98,828 shares during the year ended December 31, 2015 compared to repurchases of 63,067 during the year ended December 31, 2014. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our operating agreement. Repurchased shares have no voting rights and do not share in distributions with other members. Our operating agreement limits the number of shares that can be repurchased in any one year and repurchased shares may not be reissued.

A summary of the shares repurchased during the quarter ended December 31, 2015 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2015	33,823	$7.93	33,823	-
November 1 to November 30, 2015	-	-	-	-
December 1 to December 31, 2015	-	-	-	-
Total	33,823	$7.93	33,823	-

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations as of and for the year ended December 31, 2015. This discussion should be read together with the Fund’s financial statements contained under Item 8 of this Annual Report on Form 10-K. This discussion should also be read in conjunction with the disclosures above regarding “Forward-Looking Statements.”

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring or originating a diversified portfolio of equipment and equipment leases. The Fund also makes investments in loans collateralized by equipment, and other equipment-related transactions which will allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

The Fund’s offering was for a total of 15,000,000 shares at a price of $10.00 per share, subject to certain reductions. The Fund also offered up to 800,000 shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per share. The Manager made capital contributions to the Fund totaling $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to acquire and dispose of equipment, equipment leases and other equipment-related transactions or make loans secured by equipment collateral during the operating period. During the operating period, the Fund generates cash from equipment leases and loans. In addition, as owned equipment comes off lease, the Fund will either sell or re-lease that equipment. Thus, the Fund also generates cash through the sale of owned equipment. The Fund intends to reinvest equipment sale proceeds and cash generated from equipment investments into additional equipment during the operating period to the extent that the cash is not required to pay distributions and expenses or be set aside as reserves. The Fund’s revenue is impacted by the timing of when sales proceeds can be invested in new equipment transactions. During any fiscal period, the Fund’s revenue may be higher or lower depending on when equipment comes off lease and the time it takes to re-lease or sell the equipment.

The Fund’s liquidation period is scheduled to begin on July 1, 2016 and may last for a period of up to three years.

Equipment leasing activity levels are impacted by general economic conditions in global and local economies including the level of interest rates in various jurisdictions and more specifically business appetite for investment in new and used equipment. The availability of liquidity to finance equipment for counterparties on satisfactory terms as well as business confidence to invest in equipment throughout the cycles impacts on the equipment leasing volumes and pricing in the marketplace. Pricing in the global equipment finance market has become more competitive in recent years due to the reduction in interest rates in the U.S. and Europe and entry into the market of investors seeking income or yield.

Recent Transactions

We engaged in the following transactions during 2015:

Participating Interests in Finance Facilities

In June 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $3,745,028 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The loan had a term of 60 days from disbursement. The Fund’s advance was paid to MBL UK and the Fund was scheduled to receive principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The loan was fully repaid in August 2015. During the second half of 2015, the Fund provided additional financing of $16,039,857 to participate in the existing facility under the same agreement, of which $8,063,904 was repaid in 2015. The balance outstanding on the Fund’s Balance Sheet as of December 31, 2015 was $7,975,953. In January 2016, the Fund received a repayment of $3,078,083, with the remaining balance due in February 2016.

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to a U.S. information technology distribution company. The loan had a term of 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund received principal and interest payments from MECI. Repayment was predicated on MECI receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognized interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default. The loan was fully repaid in May 2015. Subsequent to repayment the Fund provided additional financing of $14,419,450 to MECI to participate in the same facility. The funding was fully repaid in 2015.

Finance Facility

In October 2015, the Fund agreed to extend the existing finance facility with an Australian aircraft manufacturer that was initially entered in November 2014 for a period of 24 months. The Australian aircraft manufacturer is required to pay monthly installments of $7,597 over the extended term of the facility and a final installment of $395,706 on the first day of the last month in the term. The loan is recorded as a loan receivable and recorded at amortized cost on the balance sheet. The Fund recognizes interest income using the effective interest method.

In November 2015, the Fund entered into an agreement with the Australian aircraft manufacturer to provide an additional finance facility of $579,503 for a period of 24 months. The Australian aircraft manufacturer is required to pay monthly installments of $9,200 over the term of the facility and a final installment of $467,697 on the first day of the last month in the term. The loan is secured by a GA8-TC320 aircraft. The loan is recorded as a loan receivable and recorded at amortized cost on the balance sheet. The Fund recognizes interest income using the effective interest method.

Extension of Airbus A320-200 Aircraft Lease

In June 2015, the Fund agreed to extend the lease for its Airbus A320-200 aircraft which was initially acquired in May 2013. The aircraft is leased to an airline based in Oceania that operates internationally. The lease was extended for a period of 30 months from June 2015. The lease is recorded as an operating lease on the Fund’s Balance Sheet with rental income recognized on a straight-line basis over the lease term.

Sale of Self-Service Checkout Equipment

At the expiration of its lease for self-service checkout equipment in September 2015, the lessee exercised its purchase option for the equipment and the Fund sold the equipment to the lessee for $225,500. The Fund recognized a gain on sale of $11,275 during the year ended December 31, 2015.

Long-Term Debt

In September 2015, the Fund entered into a limited recourse loan agreement. The facility has a credit limit of $16,750,000 with the Fund’s leased CFM56-7B aircraft engines pledged as collateral. The facility has a term of four years and bears interest of 3.192% per year. The Fund drew down the full amount of the facility in October 2015. The loan is recorded as a loan payable and recorded at amortized cost on the balance sheet. The Fund will recognize interest expense using the effective interest method. Costs associated with the loan are recognized as a reduction to the loan balance and recognized over the life of the loan using the effective interest method.

Vendor Finance Program

During 2015, the Fund developed a vendor finance program with an Australian aircraft manufacturer to provide finance to potential customers. In consideration for the Fund’s time and expense incurred developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a $150,000 program development fee to the Fund in installments of $50,000. As the program development fee is deferred and recognized over the life of the contract, the Fund recognized income of $8,958 from the vendor finance program for the year ended December 31, 2015.

Results of Operations for the Year Ended December 31, 2015

Total revenue for the year ended December 31, 2015 was $12,555,695 compared to $12,566,909 for the year ended December 31, 2014. The decrease of $11,214 was primarily due to a decrease in rental income of $395,133, driven by the decrease in rentals on the Fund’s Airbus A320-200 aircraft and Bombardier CRJ 700 ER aircraft and a decrease in net gain on sale of leased equipment of $56,027 in 2015 when compared to 2014. These decreases were partially offset by an increase in interest income of $446,814. The increase in interest income was driven by the Fund’s loan and participation agreements with MBL UK and MECI, which were entered in the fourth quarter of 2014 and existed throughout 2015 as described in the Recent Transactions section above.

Total expenses for the year ended December 31, 2015 were $6,585,357 compared to $6,618,679 for the year ended December 31, 2014. The decrease of $33,322 was primarily due to the following: other expenses decreased by $191,950 due to one-off transaction origination costs incurred in 2014 which were written off, a decrease in depreciation expense of $110,154 due to sales of leased equipment in 2015, and a decrease in asset management fees of $13,522 driven by decreases in rentals for the Fund’s A320-200 aircraft. These decreases were partially offset by recognition of an impairment loss of $165,556 for one of the Fund’s operating leases and interest expense of $127,145 incurred for a loan facility entered during the fourth quarter of 2015.

As a result, the Fund’s net income for the year ended December 31, 2015 was $5,970,338 as compared to $5,948,230 for the year ended December 31, 2014, an increase of $22,108.

Inflation and changing prices have not had a material impact on the Fund’s leasing and interest revenue and income from continuing operations for the years ended December 31, 2015 and 2014, respectively.

The Fund evaluated a number of equipment transactions during 2015 and closed some of these transactions. The Fund continues to pursue additional equipment lease and loan investment opportunities.

Financial Condition

This section discusses the major balance sheet variances from 2015 compared to 2014.

Total Assets

Total assets increased by $14,700,396, from $79,507,085 as of December 31, 2014 to $94,207,481 as of December 31, 2015. The increase in total assets during 2015 was primarily due to an increase in cash and cash equivalents of $14,060,586 and increases in other operating assets. These increases were offset by a decrease in operating lease assets of $5,060,979. The increase in cash was driven by the net proceeds from a new loan facility of $16,692,384, rents collected during the period and loan principal repayments of $15,099,150 by MBL UK and $19,415,429 by MECI. The aforementioned increases in cash were offset by decreases for funding new participation agreements of $39,200,313, cash distributions paid to members of $7,482,968, an acquisition of leased assets for $856,751 and a new finance facility of $579,503. The increase in other operating assets was due to a net increase in participating interest - loans receivable of $4,685,734 from new participation agreements, an increase in lease receivables of $315,800 due to unpaid rents as of December 31, 2015, and an increase in loan receivables of $537,715 related to a new finance facility. Operating lease assets decreased during the period due to depreciation expense of $4,681,198, the sale of self-service checkout equipment, and an impairment loss of $165,556.

Total Liabilities

Total liabilities increased by $16,985,823, from $3,978,434 as of December 31, 2014 to $20,964,257 as of December 31, 2015. The increase in total liabilities was comprised of an increase in long-term debt of $16,412,777 including accrued interest which is the result of the Fund drawing down on a new loan facility, an increase in other payables of $374,902 mostly related to a deposit of $250,000 received from a potential buyer of the Bombardier CRJ 700 ER aircraft, and a commitment fee of $140,000 paid to the Fund for a finance facility which closed in January 2016, and an increase in maintenance reserve payable of $152,729.

Equity

Equity decreased by $2,285,427, from $75,528,651 as of December 31, 2014 to $73,243,224 as of December 31, 2015. The decrease in equity is primarily due to distributions declared to investors of $7,476,254, of which $6,844,533 were paid and $631,721 were payable as of December 31, 2015. Additionally, 98,828 shares were redeemed for $779,511 during the year ended December 31, 2015. This decrease was offset by net income of $5,970,338 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the year ended December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Net cash provided by/(used in) :
Operating activities	$11,765,953	$12,772,026
Investing activities	(6,051,003)	(7,299,677)
Financing activities	8,345,636	(8,855,910)
Net increase/(decrease) in cash and cash equivalents	$14,060,586	$(3,383,561)

See Statements of Cash Flows included in “Item 1. Financial Statements” of this Annual Report on Form 10-K for additional information.

As of December 31, 2015, the Fund had cash and cash equivalents of $19,767,657, of which approximately $12,956,646 was invested in January and February 2016 (see Note 12 in Item 1. “Financial Statements”). The amount of cash provided by operating activities for the year ended December 31, 2015 of $11,765,953 consisted primarily of rentals and interest collected during 2015 from equipment leases and loans.

The cash used in investing activities for the year ended December 31, 2015 is primarily attributable to the participation in new finance facilities of $39,200,313, an acquisition of leased assets of $856,751 and a new finance facility of $579,503. These cash outflows were partially offset by the principal repayments of $15,099,150 by MBL UK and $19,415,429 by MECI and sale proceeds of $225,500 from sale of self-service checkout equipment.

The cash provided by financing activities for the year ended December 31, 2015 is primarily attributable to new loan facility drawn down by the Fund during 2015, net of distributions to members and share repurchases.

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

As of March 1, 2016 we have used approximately $161,329,643 of the offering and equipment sale proceeds to acquire the following assets and enter into the following loan facilities:

Purchase Price

Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Aircraft Bombardier CRJ 700 ER	9,786,555
Self-serve checkout equipment (sold in September 2015)	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars	7,777,356
Racetrack equipment	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	2,499,292
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014, Dec 2014 & Jan 2016)	2,184,398
Financing provided to aircraft manufacturer	1,128,328
Financing provided to the US drilling company	13,590,073
Financing provided under participating loan arrangements (fully repaid)	39,302,443
Financing provided under participating loan arrangements	7,809,131
Bus manufacturing equipment	854,333
$161,329,643

Sources of Liquidity

We believe that cash generated from our operating activities and from debt borrowings will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, funding of new investment opportunities, payment of management fees, equipment maintenance events, and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund paid total cash distributions of $7,482,968 and $7,542,838 to its members during the years ended December 31, 2015 and 2014, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Arrangements

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet arrangements as of December 31, 2015.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Note 2, “Significant Accounting Policies”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Annual Report on Form 10-K for a summary of the Fund’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

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

The Fund commenced making investments in equipment, equipment leases and other equipment-related transactions in 2010. Since that time, the Fund has been, and will continue to be, exposed to certain risks. Among these are the risks that equipment the Fund purchases will be worth less than anticipated at the end of the term of the lease; the risk that the Fund’s clients will fail to pay rent as required under its leases or make interest and principal loan repayments; and the risk that the Fund may not be able to source appropriate or attractive investments given the highly competitive nature of the equipment leasing industry.

To date, all of the Fund’s investments are subject to fixed interest rates and all are denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk are insignificant at this time to both our financial position and our results of operations. As of December 31, 2015, the Fund has no exposure to derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Macquarie Equipment Leasing Fund, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Macquarie Equipment Leasing Fund, LLC at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2016

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$19,767,657	$5,707,071
Restricted cash	1,445,270	1,248,967
Net investment in finance lease	1,246,922	686,558
Loan receivables	1,070,702	532,987
Participating interest - loan receivable	7,975,953	3,290,219
Accrued interest receivable	53,429	22,746
Lease receivables	315,800	-
Maintenance reserve and other receivables	54,156	92,390
Other assets	3,572	5,038
Total Current Assets	31,933,461	11,585,976

Non-current Assets
Net investment in finance lease	2,955,863	3,541,973
Leased equipment at cost (net of accumulated depreciation of $15,941,615 as of December 31, 2015 and $12,977,988 as of December 31, 2014)	59,318,157	64,379,136
Total Non-current Assets	62,274,020	67,921,109

Total Assets	$94,207,481	$79,507,085

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$23,913	$7,433
Deferred finance and rental income	1,132,749	1,131,590
Distribution payable	631,721	638,436
Other payables	838,340	235,802
Maintenance reserve	1,445,621	-
Accrued interest payable	34,491	-
Current portion of long-term debt	1,710,754	-
Total Current Liabilities	5,817,589	2,013,261

Non-current Liabilities
Maintenance reserve	-	1,292,892
Other payables	444,645	672,281
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs $56,561)	14,702,023	-
Total Non-current Liabilities	15,146,668	1,965,173

Total Liabilities	20,964,257	3,978,434

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,297,489 shares as of December 31, 2015 and 9,396,317
shares as of December 31, 2014, net of repurchases of 360,628 and 261,800, respectively	62,581,865	63,361,376
Accumulated surplus	10,661,359	12,167,275
Total Members’ Equity	73,243,224	75,528,651

Total Liabilities and Members’ Equity	$94,207,481	$79,507,085

See accompanying notes to Financial Statement

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2015	December 31, 2014
REVENUE

Finance and rental income	$12,024,985	$12,420,118
Net gain on sale of leased equipment	11,275	67,302
Interest income	493,190	46,376
Other income	26,245	33,113

Total revenue	12,555,695	12,566,909

EXPENSES

Operating expenses (related party)	458,743	469,140
Management fees (related party)	635,393	648,915
Depreciation	4,681,198	4,791,352
Interest expense	127,145	-
Impairment loss	165,556	-
Other expenses (including related party expenses of $74,830 and $75,428 for the years ended December 31, 2015 and 2014, respectively)	517,322	709,272

Total expenses	6,585,357	6,618,679

Net income	$5,970,338	$5,948,230

Basic and diluted earnings per share	$0.64	$0.63

Weighted average number of shares outstanding: basic and diluted	9,345,330	9,426,840

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2015	December 31, 2014
Cash flow from operating activities:
Net income	$5,970,338	$5,948,230

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,681,198	4,791,352
Impairment loss	165,556	-
Net gain on sale of leased equipment	(11,275)	(67,302)
Amortization of debt discount and issuance costs	965	-
Changes in operating assets and liabilities:
Fees payable (related party)	16,480	(87,563)
Lease receivables	(315,800)	1,147,674
Accrued interest receivable	(30,683)	(22,746)
Net investment in finance lease	882,498	824,568
Other receivables	(5,342)	42,412
Other payables	374,902	(526)
Accrued interest payable	34,491	-
Deferred finance and rental income	1,159	177,715
Other assets	1,466	18,212
Net cash provided by operating activities	11,765,953	12,772,026

Cash flow from investing activities:
Purchase of equipment	-	(1,241,838)
Investment in capital leased equipment	(856,751)	(4,704,774)
Proceeds from sale of leased equipment	225,500	1,583,516
Participating interest - loans receivable	(39,200,313)	(5,000,000)
Repayment of participating interest - loans receivable	34,514,579	1,709,781
Loan to others	(579,503)	(540,000)
Repayment of loan by others	41,788	7,013
Restricted cash	(196,303)	796,625
Security deposit	-	90,000
Net cash used in investing activities	(6,051,003)	(7,299,677)

Cash flow from financing activities:
Distributions paid to members	(7,482,968)	(7,542,838)
Repurchase of shares	(779,511)	(516,447)
Proceeds from long-term debt	16,692,384	-
Repayment of principal on long-term debt	(280,572)	-
Maintenance reserve received	196,303	(796,625)
Net cash provided by (used in) financing activities	8,345,636	(8,855,910)

Net increase (decrease) in cash and cash equivalents	14,060,586	(3,383,561)

Cash and cash equivalents, beginning of the period	5,707,071	9,090,632

Cash and cash equivalents, end of the period	$19,767,657	$5,707,071

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$(43,573)	$(497,116)
Distribution Payable	$631,721	$638,436
Interest and taxes paid
Cash paid during the year for interest	$79,892	$-

See accompanying notes to Financial Statement

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total
Balance at December 31, 2013	9,459,384	$62,926,691	$951,132	$13,610,932	$146,667	$77,635,422
Repurchase of shares	(63,067)	(516,447)	-	-	-	(516,447)
Distribution to members	-	-	-	(7,409,122)	(129,432)	(7,538,554)
Net income	-	-	-	5,846,129	102,101	5,948,230
Balance at December 31, 2014	9,396,317	$62,410,244	$951,132	$12,047,939	$119,336	$75,528,651
Repurchase of shares	(98,828)	(779,511)	-	-	-	(779,511)
Distribution to members	-	-	-	(7,346,822)	(129,432)	(7,476,254)
Net income	-	-	-	5,866,997	103,341	5,970,338
Balance at December 31, 2015	9,297,489	$61,630,733	$951,132	$10,568,114	$93,245	$73,243,224

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that will acquire or originate a diversified portfolio of equipment, equipment leases and loans, and other equipment-related investments. The majority of the equipment is expected to be leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund’s liquidation period is scheduled to begin on July 1, 2016 and may last for up to three years.

This report covers the years ended December 31, 2015 and 2014, respectively.

The prior period amounts for participating interest - loans receivable and accrued interest on the Fund’s balance sheet have been reclassified to conform to the current period presentation.

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

The lease term from the acquisition date or most recent lease renewal date by the Fund of each item of equipment is as follows:

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the year ended December 31, 2015 and 2014, respectively.

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

In June 2015, the Fund reassessed the residual value of its operating lease for self-service checkout equipment. Due to a decline in the market value of this type of equipment the residual value was adjusted downward. The adjustment of the self-service checkout equipment’s residual value resulted in the recoverable amount being lower than the assets’ carrying amount and an impairment charge of $165,556 was recognized for the year ended December 31, 2015. The Fund sold the self-service checkout equipment in September 2015 and recognized a gain on sale of $11,275. There were no impairment charges recorded during the year ended December 31, 2014.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

Participating interests – loans receivable are arranged by related parties and are disclosed separately in the Fund’s financial statements. See Note 6 for disclosures relating the Fund’s participating interests in loans receivable.

Due to the short term nature of the Fund’s outstanding loans receivable (all outstanding loans have maturities less than one year) the loan’s cost approximates fair value.

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay reserves to the Fund for maintenance, calculated monthly, which is based on the prior month’s flight hours and flight cycles. These payments are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheet when paid by lessee. As maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability for the cost of the aircraft’s maintenance and the reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. No such payments were made during the year ended December 31, 2015. As part of the lease extension agreement signed in 2014, the Fund agreed to offset maintenance reimbursements owed to the lessee for shop visits in 2013 of $1,386,401 with rental and maintenance reserve payments owed to the Fund.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recognized on the Fund's Balance Sheet as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized a gain on the sale of leased equipment of $11,275 and $67,302 during the years ended December 31, 2015 and 2014, respectively.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacture will refer the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $8,958 as income for the year ended December 31, 2015.

In January 2015, the Fund received a shortfall fee of $20,253 from MBL UK related to its finance facility entered in the fourth quarter of 2014 (see Note 6). The fee was recognized as revenue when received and classified as interest income in the Statement of Operations.

The Fund recognizes interest income on its loans receivable using the effective interest method.

Credit Quality of Loans Receivable and Finance Leases

The Fund monitors the ongoing credit quality of its financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including reviewing financial statements as frequently as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each loan receivable and a borrower’s compliance with financial and non-financial covenants, and (iii) monitoring a borrower’s payment history and public credit rating, if available. As part of the monitoring process, the Fund may physically inspect the collateral and meet with a borrower’s management to better understand the borrower’s financial performance and its future plans on an as-needed basis.

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded as of December 31, 2015 or December 31, 2014, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the year ended December 31, 2015 and 2014, respectively.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

The Fund does not provision for credit losses on a collective basis.

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, and payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of December 31, 2015 or 2014, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s balance sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the year ended December 31, 2015. For the year ended December 31, 2014, the Fund wrote off receivables of $1,992 related to reimbursable deal costs for a transaction the Fund did not proceed with when it became more likely than not that the Fund wouldn’t recover the costs.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The original effective date for ASU 2014-09 would have required the Fund to adopt it beginning in its first quarter of 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Fund may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Fund is currently evaluating the timing of its adoption of ASU 2104-09. The adoption of this standard is not expected to have an impact on the Fund's financial statements.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

In June 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, to simplify presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this standard becomes effective for fiscal years beginning after December 15, 2015. The Fund adopted this standard.

In February 2016, FASB issued ASU No. 2016-2, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance primarily affects lessees and requires that all leases create an asset and a liability for a leasing arrangement greater than 12 months; although there are some modifications to lessor accounting. The adoption of this standard becomes effective for fiscal years beginning after December 15, 2018. The Fund is evaluating the implications of the adoption of this standard.

3. LEASED EQUIPMENT AT COST

The Fund entered into the following transactions during the year ended December 31, 2015:

Extension of Airbus A320-200 Aircraft Lease

In June 2015, the Fund extended the lease for its Airbus A320-200 aircraft which was initially acquired in May 2013. The aircraft is leased to an airline based in Oceania that operates internationally. The lease was extended for a period of 30 months from June 2015. The lease is recorded as an operating lease on the Fund’s Balance Sheet with rental income recognized on a straight-line basis over the lease term.

Sale of Self-Service Checkout Equipment

At the expiration of its lease for self-service checkout equipment in September 2015, the lessee exercised its purchase option for the equipment and the Fund sold the equipment to the lessee for $225,500. The Fund recognized a gain on sale of $11,275 during the year ended December 31, 2015.

Leased equipment at cost net of accumulated depreciation consists of the following:

	December 31, 2015	December 31, 2014
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	9,786,555	9,786,555
Self-serve checkout equipment	-	2,097,353
Flat bed rail cars	7,777,356	7,777,356
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	5,768,966	5,768,966
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Less: Accumulated depreciation	(15,941,614)	(12,977,988)
	$59,318,157	$64,379,136

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the year ending December 31, 2016	$9,117,732
For the year ending December 31, 2017	7,823,715
For the year ending December 31, 2018	3,812,928
For the year ending December 31, 2019	2,280,822
Thereafter	1,861,641
$24,896,838

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to motor racing track equipment, furniture, eight-seater aircrafts, manufacturing equipment, and smart safes. The following transaction was entered by the Fund in 2015:

Manufacturing Equipment

In April 2015, the Fund entered into a lease for manufacturing equipment with a leading bus manufacturing company based in Australia for $854,333. The lease consists of $613,813 of equipment which was on an existing lease to the bus manufacturing company and $240,520 acquired through a sale and leaseback arrangement with the bus manufacturing company. At the end of the lease term of 36 months all of the Fund’s right, title and interest in the equipment will be transferred to the lessee. The lease was classified as a finance lease on the Fund’s balance sheet. No leverage was used to finance this acquisition.

Net investment in finance lease (current and non-current) consists of the following:

	December 31, 2015	December 31, 2014
Minimum lease payments receivable	$2,414,051	$2,703,429
Estimated residual values of leased property	2,436,311	2,436,311
Less: Unearned income	(647,577)	(911,209)
Net investment in finance lease	$4,202,785	$4,228,531

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the year ending December 31, 2016	$1,304,705
For the year ending December 31, 2017	857,341
For the year ending December 31, 2018	252,005
For the year ending December 31, 2019	-
Thereafter	-
$2,414,051

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

5. LOANS RECEIVABLE

In November 2014, the Fund entered into an agreement with an Australian aircraft manufacturer to provide a finance facility of $540,000 for a period of 12 months. The Australian aircraft manufacturer was required to pay monthly installments of $7,597 over the term of the facility and a final installment of $496,260 on the first day of the last month in the term. The loan is secured by a GA8-TC320 aircraft. In October 2015, the Fund agreed to a facility extension agreement with an Australian aircraft manufacturer to extend the facility for 24 months. The Australian aircraft manufacturer is required to pay monthly installments of $7,597 over the extended term of the facility and a final installment of $395,706 on the first day of the last month in the term. The loan is recorded as a loan receivable and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest income using the effective interest method.

In November 2015, the Fund entered into an agreement with the Australian aircraft manufacturer described above to provide an additional finance facility of $579,503 net of fees received for a period of 24 months. The Australian aircraft manufacturer is required to pay monthly installments of $9,200 over the term of the facility and a final installment of $467,697 on the first day of the last month in the term. The loan is secured by a GA8-TC320 aircraft. The loan is recorded as a loan receivable and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest income using the effective interest method.

For the years ended December 31, 2015 and 2014, the Fund recognized interest income on the loans of $53,033 and $8,181, respectively.

6. PARTICIPATING INTEREST (ARRANGED BY RELATED PARTIES)

In June 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $3,745,028 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The loan had a term of 60 days from disbursement. The Fund’s advance was paid to MBL UK and the Fund receives principal and interest payments from MBL UK. Repayment was predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction is recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and carried at amortized cost. The Fund recognizes interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The loan was fully repaid in August 2015. During the second half of 2015, the Fund provided additional aggregate financing of $16,039,857 to participate in the existing agreement, of which $8,063,904 was repaid as of December 31, 2015. The outstanding balance in the Fund’s Balance Sheet as of December 31, 2015 was $7,975,953. In January 2016, the Fund received a repayment of $3,078,083 with final repayment due in February 2016.

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to a U.S. information technology distribution company. The loan had a term of 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund received principal and interest payments from MECI. Repayment was predicated on MECI receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and carried at amortized cost. The Fund recognizes interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default. The loan was fully repaid in May 2015, after which, the Fund provided additional aggregate financing of $14,419,450 to MECI to participate in the existing facility under the same agreement. The outstanding facility was fully repaid as of December 31, 2015.

The Fund recognized interest income on participating interests of $440,157 and $38,195 for the years ended December 31, 2015 and 2014, respectively.

7. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan has a credit limit of $16,750,000 with the Fund’s leased CFM56-7B jet engines pledged as collateral. The jet engines had a carrying value of $22,506,925 on the Fund’s Balance Sheet as of December 31, 2015. The loan matures in October 2019 and bears interest of 3.192% per year. The loan can be repaid prior to maturity. The Fund drew down the full amount of the loan in October 2015. The loan is recorded as long-term debt and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest expense using the effective interest method.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $127,145 and $0 for the years ended December 31, 2015 and 2014, respectively.

The scheduled maturities of long-term debt including accretion of the debt discount over next five years are as follows as of December 31, 2015:

For the year ending December 31, 2016	$1,710,754
For the year ending December 31, 2017	1,770,199
For the year ending December 31, 2018	1,830,145
For the year ending December 31, 2019	11,101,679
Thereafter	-
$16,412,777

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

For the year ended December 31, 2015 and 2014, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

For the year ended December 31, 2015 and 2014, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Year ended
Entity	Capacity	Description	December 31, 2015	December 31, 2014

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$123,668
Macquarie Asset Management Inc.	Manager	Management fee (2)	550,793	585,465
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)	458,743	469,140
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	74,830	75,428
Macquarie Rail Inc.	Affiliate	Due dilligence (1)	-	41,267
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	84,600	63,450

(1) Amount is capitalized into the cost of an asset when it is classified as an operating or a finance lease.

(2) Amount charged directly to operations.

9. EQUITY

As of December 31, 2015 and 2014, the Fund had 9,297,489 and 9,396,317 shares of limited liability company membership interest outstanding, respectively (including the DRP shares and net of repurchased shares). As of December 31, 2015 and December 31, 2014, the cumulative number of shares repurchased since inception was 360,628 and 261,800, respectively.

The Fund declared distributions of $7,476,254 during the year ended December 31, 2015, of which $6,844,533 were paid and $631,721 were payable as of December 31, 2015.

10. FAIR VALUE MEASUREMENTS

The Fund is required to disclose the fair value of financial instruments, as defined below. None of the Fund’s assets and liabilities are carried at fair value on the Fund’s Balance Sheet on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Fund’s own estimates of assumptions that market participants would use in pricing the asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Non-Recurring Fair Value Measurements

As of December 31, 2015 and 2014, there were no assets or liabilities measured using non-recurring fair value measurements.

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of December 31, 2015 and 2014, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above, and loans receivable, loans payable and participating interests - loans receivable, which are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets. Fair value information with respect to certain financial instruments which are not carried on the Balance Sheet at fair value is not separately provided given that fair value disclosures of lease arrangements are not required and the carrying value of the Fund’s other financial instruments approximates fair value due to the fact that they have short term maturities (all less than one year) and credit risk is deemed low.

Fees payable, distributions payable, and other payables are short term in nature and therefore their carrying value approximates their fair value, which would be classified as Level 3.

The carrying value of the Fund’s long-term debt approximates its fair value given the transaction occurred in October 2015 and there were no material changes to market interest rates and the Fund’s credit quality between then and December 31, 2015.

11. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of December 31, 2015 and 2014, respectively.

12. SUBSEQUENT EVENTS

In January and February 2016 the Fund loaned $13,590,073, inclusive of any origination costs, to a US drilling company. The financing has a term of two years and is secured by one of the drilling company’s land based rigs and a three year drilling rig operating contract. The Fund had capitalized $140,000 of commitment fees relating to the financing as of December 31, 2015. Any fees associated with the financing will be deferred and recognized over the life of the loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report to ensure that the information required to be disclosed by the Fund in reports filed with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports filed with or submitted under the Exchange Act is accumulated and communicated to the Manager to allow timely decisions regarding required disclosure. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment; management of the Manager used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Fund is a manager-managed limited liability company and has no directors or executive officers. The Fund’s Manager is Macquarie Asset Management Inc. The Fund’s investment decisions will be made by the Manager’s board of directors, which at the date of this Annual Report on Form 10-K is comprised of David Fahy, Tom O’Neill and James A. Pitts. The Manager and the persons making the Fund’s investment decisions can be contacted at:

•   the Manager’s principal office at 225 Franklin St, 17th Floor, Suite 1740, Boston, Massachusetts, 02110; or

•   the Manager’s telephone number, (617) 457-0645.

The Manager is a member of the Macquarie Group. In managing the Fund, the Manager will have access to the experienced leasing, funds management and other resources of the Macquarie Group. The Manager was formed in 2008 and this is the first public equipment leasing fund that it has managed.

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	53	Director and President
Tom O’Neill	54	Director and Vice President
John Papatsos	45	Principal Financial Officer
James A. Pitts	75	Independent Director

David Fahy has been President of the Manager since its inception on August 21, 2008. Mr. Fahy has been with the Macquarie Group since joining its equipment leasing division in September 1998. Since June 2006, Mr. Fahy has been responsible for global equipment leasing investment and co-investment opportunities for both institutional and retail investors with a particular focus on origination, management and remarketing of equipment loans and leases. From July 2001 to June 2006, Mr. Fahy was responsible for the Macquarie Group’s structured technology syndication investments business. Prior to joining Macquarie, Mr. Fahy was employed at Coopers and Lybrand in Sydney, Australia from January 1987 to September 1998 in a number of roles, including that of Tax Director, and at Ernst & Young in Dublin, Ireland from September 1982 to December 1986 in a number of roles, including that of chartered accountant. Mr. Fahy holds a Bachelor of Commerce from University College Galway, Ireland and is a Fellow of the Institute of Chartered Accountants in Ireland and a member of the Institute of Chartered Accountants in Australia.

Tom O’Neill, Director and Vice President of the Manager, joined the Macquarie Group in July 2008 as a Senior Vice President, and acted as head of distribution for the Macquarie Equipment Leasing Fund. As of September 5, 2011, Mr. O’ Neill was appointed as an officer and director of the Manager. Prior to joining the Macquarie Group, Mr. O’Neill was employed as Senior Vice President of Operations at Realty Capital Securities, LLC, from October 2007 until July 2008, where he was responsible for overseeing operations, due diligence and product management and at Boston Capital Securities, from August 2003 until June 2007 in a number of roles including Sales Desk Manager, Assistant Vice President, and Vice President, Director of Sales and Operations. From January 1998 until August 2003 he was employed as a Financial Advisor at Merrill Lynch & Co. He earned a Diploma in Business Studies from the Institute of Technology, Carlow, in Ireland, and holds FINRA securities licenses series 7, 63, and 24.

John Papatsos has served as the Principal Financial Officer of the Manager and Principal Accounting Officer of the Registrant since June 19, 2012.

Mr. Papatsos joined the Macquarie Group in October 2008 as a Senior Vice President, and is currently the Chief Operating Officer for Finance in the Americas. From October 2008 – June 2011, Mr. Papatsos was appointed as an officer of Macquarie Capital USA Inc., a broker dealer registered with the Securities and Exchange Commission. Prior to joining the Macquarie Group, Mr. Papatsos was employed as Managing Director at Natixis Capital Markets, Inc., from June 1999 – October 2008, where he was responsible for overseeing financial planning, capital markets accounting, and regulatory reporting, and at JP Morgan, from September 1992 – June 1999 in a number of roles including short term interest rate trading finance and regulatory reporting. Mr. Papatsos currently resides in New York City. He earned a Diploma in Public Accounting from Pace University, New York City, a Master’s Degree in Finance from St. John’s University, and holds FINRA securities license 27.

James A. Pitts, Independent Director of our Manager, joined the board of directors of our Manager in March 2009. From June 2013 until June 2015, Mr. Pitts was a member of the board of directors of Laboure College, which is a 120 year old Catholic college that focuses on nursing and health care education, located in Milton, MA. He served on the Nominating and Governance Committee and on the Finance and Risk Committee at Laboure. Mr. Pitts was a Director of Wainwright Bank & Trust Company, a NASDAQ-listed community bank, from May 2005 until November 2010, when the bank was sold. Mr. Pitts served as the Chair of Wainwright Bank & Trust Company’s Audit Committee from January 2008 until November 2010, and had been a rotating member of its Executive Committee since April 2006. Mr. Pitts served as a Director of the National Association of Corporate Directors New England Chapter and the Chair of its Audit Committee from June of 2005 until June of 2011 at which time he was elected to the organization’s newly formed Senior Advisory Board. During the period of March 2009 until October 2010, Mr. Pitts was the sole independent member of the Advisory Board of Boston Coach, Fidelity Company. From 1996 to May 2004, Mr. Pitts served as the Chief Financial Officer and Treasurer of The Boston Foundation, a $650 million community foundation, and from June 2004 to August 2004, Mr. Pitts served as the Chief Investment Officer and Treasurer of The Boston Foundation. From 1988 to 1996, Mr. Pitts held positions including Executive Vice President and Chief Financial Officer of Clean Harbors, Inc., a NASDAQ-listed environmental disposal and service firm, as well as Chief Financial Officer of Bain and Company, an international consulting firm. Prior to that time, Mr. Pitts also held senior financial roles in publicly traded multinational corporations where he held wide responsibilities for SEC reporting, financial statement preparation, internal audit, risk management and compliance and regulatory matters. In his roles as Chief Financial Officer, Mr. Pitts has reviewed and overseen various equipment leasing transactions. Mr. Pitts holds a Master of Business Administration from the University of Connecticut and a Bachelor of Business Administration from Niagara University, New York. Mr. Pitts is a Certified Public Accountant and holds a Certificate of Director Education from the National Association of Corporate Directors, a public company director education and credentialing organization.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Fund is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

The Manager of the Fund has adopted a code of ethics that applies to the Manager’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics contains written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that the Fund files with, or submits to, the SEC and in other public communications made by the Fund; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (5) accountability for adherence to the code. The code of ethics is available without charge upon request from our Manager, 225 Franklin St., 17th Floor, Suite 1740, Boston, Massachusetts, 02110. The Manager’s code of ethics is also posted on its website at www.macquarie.com/mami. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The Fund is a manager-managed limited liability company and has no directors or executive officers. Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the year ended December 31, 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 8 thereof, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) As of December 31, 2015, our Manager owned approximately 2% of our shares. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(c) As of December 31, 2015, no directors or officers of our Manager own any of our equity securities.

(d) Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 to this Annual Report on Form 10-K for a discussion of compensation and reimbursement to the Manager. See Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to Financial Statements - Transactions with Affiliates," at Note 8 thereof, which information is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2015 and 2014, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014

Audit fees	$111,119	$109,522
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
	$111,119	$109,522

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Fund’s annual financial statements and the review of the financial statements included in the Fund’s Annual Reports on Form 10-K and the review of the financial statements included in the Fund’s quarterly reports on Form 10-Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The index of financial statements and schedules are set forth in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager †

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Manager †

32.1	Section 1350 Certification of President of the Manager and Principal Executive Officer ††

32.2	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer ††

101.0	The following materials from the Annual Report on Form 10-K of Macquarie Equipment Leasing Fund, LLC for the year ended December 31, 2015, filed on March 1, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Statement of Operations for the year ended December 31, 2015 and December 31, 2014, (iii) the Statements of Cash Flows for the year ended December 31, 2015 and December 31, 2014, (iv) the Statements of Changes in Members’ Equity for the year ended December 31, 2015 and December 31, 2014 and (v) the Notes to Financial Statements. †

(1)	Incorporated by reference to the Fund’s Registration Statement on Form S-1 (No. 333-154278), as amended.
†	Filed herewith.

††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ David Fahy
David Fahy
President of the Manager and Principal Executive
Officer of Registrant

By:	/S/ John Papatsos
John Papatsos
Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: March 1, 2016

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

