Form 10-Q
period 2016-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2016-05-16
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

There were 9,241,411 shares of limited liability company membership interests outstanding at May 16, 2016.

MACQUARIE EQUIPMENT LEASING FUND, LLC
Table of Contents

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$14,139,420	$19,767,657
Restricted cash	1,445,621	1,445,270
Leased equipment held for sale	6,583,410	-
Net investment in finance lease	989,063	1,246,922
Loan receivables	3,383,854	1,070,702
Participating interest - loan receivable	7,957,062	7,975,953
Accrued interest receivable	37,645	53,429
Lease receivables	423,750	315,800
Maintenance reserve and other receivables	112,312	54,156
Other assets	893	3,572
Total Current Assets	35,073,030	31,933,461

Non-current Assets
Net investment in finance lease	2,321,720	2,955,863
Loan receivables	11,577,459	-
Leased equipment at cost (net of accumulated depreciation of $13,888,044 as of March 31, 2016 and $15,941,614 as of December 31, 2015)	51,585,172	59,318,157
Total Non-current Assets	65,484,351	62,274,020

Total Assets	$100,557,381	$94,207,481

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$366,452	$23,913
Deferred finance and rental income	977,540	1,132,749
Deposit for sale of leased equipment	7,300,000	250,000
Distribution payable	630,116	631,721
Other payables	465,324	588,340
Maintenance reserve	1,503,967	1,445,621
Current portion of long-term debt	1,726,335	1,710,754
Accrued interest payable	33,602	34,491
Total Current Liabilities	13,003,336	5,817,589

Non-current Liabilities
Other payables	444,645	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs $55,191)	14,263,379	14,702,023
Total Non-current Liabilities	14,708,024	15,146,668

Total Liabilities	$27,711,360	$20,964,257

Commitments and Contingencies (Note 11)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,273,855 shares as of March 31, 2016 and 9,297,489
shares as of December 31, 2015, net of repurchases of 384,262 and 360,628, respectively	62,396,797	62,581,865

Accumulated surplus	10,449,224	10,661,359
Total Members’ Equity	72,846,021	73,243,224

Total Liabilities and Members’ Equity	$100,557,381	$94,207,481

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

REVENUE

Finance and rental income	2,839,028	3,090,834
Net gain on sale of leased equipment	7,927	-
Interest income	477,830	35,617
Other income	25,017	23,854

Total revenue	3,349,802	3,150,305

EXPENSES

Operating expenses (related party)	97,628	123,568
Management fees (related party)	153,924	160,044
Depreciation	1,149,575	1,128,521
Interest expense	134,439	-
Other expenses (including related party expenses of $18,513 and $18,517 for the quarters ended March 31, 2016 and 2015, respectively)	176,687	113,800

Total expenses	1,712,253	1,525,933

Net income	$1,637,549	$1,624,372

Basic and diluted earnings per share	$0.18	$0.17

Weighted average number of shares outstanding: basic and diluted	9,273,855	9,382,122

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities:
Net income	$1,637,549	$1,624,372

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,149,575	1,128,521
Net gain on sale of leased equipment	(7,927)	-
Amortization of loan origination fees	(10,249)	-
Amortization of debt discount and issuance costs	1,460	-
Changes in operating assets and liabilities:
Fees payable (related party)	107,282	140,595
Lease receivables	(107,950)	(150,050)
Accrued interest received	15,784	15,246
Net investment in finance lease	346,904	178,178
Other receivables	(160)	10,039
Other payables	(123,016)	(44,105)
Accrued interest paid	(889)	-
Deferred finance and rental income	(155,209)	12,989
Other assets	2,679	3,778
Net cash provided by operating activities	2,855,833	2,919,563

Cash flow from investing activities:
Deposits for sale of leased equipment	7,050,000	-
Proceeds from sale of capital leased equipment	553,025	-
Participating interest - loans receivable	(10,868,323)	(4,995,979)
Repayment of participating interest - loans receivable	10,887,214	3,290,219
Loan to others	(14,076,152)	-
Repayment of loan by others	429,587	10,724
Restricted cash	(351)	(43,925)
Net cash used in investing activities	(6,025,000)	(1,738,961)

Cash flow from financing activities:
Distributions paid to members	(1,851,290)	(1,851,679)
Repurchase of shares	(185,068)	(112,083)
Repayment of principal on long-term debt	(423,063)	-
Maintenance reserve received	351	43,925
Net cash used in financing activities	(2,459,070)	(1,919,837)

Net decrease in cash and cash equivalents	(5,628,237)	(739,235)

Cash and cash equivalents, beginning of the period	19,767,657	5,707,071

Cash and cash equivalents, end of the period	$14,139,420	$4,967,836

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$57,994	$13,571
Accrued loan to others	235,257	-
Loan to others	620,000	-
Repayment of loan by others	430,000	-
Distribution Payable	630,115	637,472
Interest and taxes paid
Cash paid during the year for interest	$131,850	$-

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2015	9,297,489	$61,630,733	$951,132	$10,568,114	$93,245	$73,243,224
Repurchase of shares	(23,634)	(185,068)	-			(185,068)
Distribution to members		-	-	(1,817,415)	(32,269)	(1,849,684)
Net income		-	-	1,608,981	28,568	1,637,549
Balance at March 31, 2016	9,273,855	$61,445,665	$951,132	$10,359,680	$89,544	$72,846,021

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquires or originates a diversified portfolio of equipment, equipment leases and loans, and other equipment-related investments. The majority of the Fund’s equipment is leased to corporate clients. The Fund’s objective is to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,000 in capital contributions to the Fund. The Manager and its affiliates earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, equipment loans, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and loans, and other equipment-related investments. The Fund has one reportable segment; all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund’s liquidation period is scheduled to begin on July 1, 2016 and may last for up to three years.

This report covers the three months ended March 31, 2016 and 2015, respectively.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 2, 2016.

The prior period amounts for deposit for sale of leased equipment and other payables on the Fund’s balance sheet have been reclassified to conform to the current period presentation.

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

Restricted Cash

Restricted cash consists of cash collected from the lessee of the Fund’s Bombardier CRJ 700 ER aircraft for maintenance costs.

Income Taxes

The Fund is treated as a partnership for federal and state income tax purposes. As a partnership, the Fund is not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, on its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund may be subject to withholding tax in the jurisdiction in which the income is sourced.

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue when received. No such payments were received for the three months ended March 31, 2016 and 2015, respectively.

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

If no impairment is deemed to exist and if the current assessment of the residual value is determined to be lower than the current value, the Fund adjusts the residual value downward and prospectively adjusts depreciation expense over the remaining life of the lease. No impairment charges were recorded for the three months ended March 31, 2016 and 2015, respectively.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay reserves to the Fund for maintenance, calculated monthly, which is based on the prior month’s flight hours and flight cycles. These payments are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheet when paid by lessee. As maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability for the cost of the aircraft’s maintenance and the reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. There were no reimbursement payments made or revenue recognized during the three months ended March 31, 2016 and 2015, respectively.

Cash is only collected for maintenance costs on the Fund’s Bombardier CRJ 700 ER aircraft.

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

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized a gain on the sale of leased equipment of $7,927 during the three months ended March 31, 2016. There were no such sales during the three month ended March 31, 2015.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacture refers the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred in developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $17,850 and $0 related to the program development fee as other income during the three months ended March 31, 2016 and 2015, respectively.

In January 2015, the Fund received a shortfall fee of $20,253 from MBL UK related to its finance facility entered in the fourth quarter of 2014 (see Note 6). The fee was recognized as revenue when received and classified as other income in the Fund’s Statement of Operations.

The Fund recognizes interest income on its loans receivable using the effective interest method.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Credit Quality of Loans Receivable and Finance Leases

The Fund monitors the ongoing credit quality of its financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including reviewing financial statements when provided as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each loan receivable and a borrower’s compliance with financial and non-financial covenants, and (iii) monitoring a borrower’s payment history and public credit rating, if available. As part of the monitoring process, the Fund may physically inspect the collateral and meet with a borrower’s management to better understand the borrower’s financial performance and its future plans on an as-needed basis.

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded on the Fund’s Balance Sheet as of March 31, 2016 or December 31, 2015, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the three months ended March 31, 2016 and 2015, respectively.

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

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, insurance arrangements, and borrower payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of March 31, 2016 or December 31, 2015, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s balance sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three months ended March 31, 2016 and 2015, respectively.

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

In June 2015, FASB issued ASU No. 2015-10 to clarify the codification, correct unintended application of guidance, eliminate inconsistencies, and to improve the codification's presentation of guidance for a wide range of topics in the codification. Transition guidance varies based on the amendments included. The amendments that require transition guidance are effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2015. All other amendments will be effective upon the issuance. The adoption of this standard did not have an impact on the Fund's financial statements.

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

 In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers in order to amend principal versus agent guidance in the new revenue standard contemplated in ASU 2014-09. The amendment reframes the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The effective date and transition requirements are the same as ASU 2014-09. The Fund is currently evaluating the timing of its adoption of ASU 2104-09. The adoption of this standard is not expected to have an impact on the Fund's financial statements.

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, to amend certain aspects of ASU 2014-09 around licensing and performance obligations. The effective date and transition requirements are the same as ASU 2014-09. The Fund is currently evaluating the timing of its adoption of ASU 2104-09. The adoption of this standard is not expected to have an impact on the Fund's financial statements.

3. LEASED EQUIPMENT AT COST

The following transaction was entered into by the Fund during the three months ended March 31, 2016:

Bombardier CRJ 700 ER Aircraft Lease

In March 2016, the Fund entered into a purchase and sales agreement (“PSA”) to sell its Bombardier CRJ 700 ER aircraft. The Fund received a payment of $7,050,000 for the sale in addition to a $250,000 deposit received in October 2015. Upon execution of the PSA, beneficial interest in the aircraft passed to the buyer. However, the aircraft has not yet been delivered and legal title has not yet been transferred to the buyer, therefore the Fund did not recognize a sale during the three months ended March 31, 2016. The proceeds received were recognized as a deposit on the Fund’s Balance Sheet as of March 31, 2016. The aircraft was reclassified on the Fund’s Balance Sheet as Leased equipment held for sale as of March 31, 2016. The Fund expects to realize a gain in the second quarter upon delivery of the aircraft.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Leased equipment at cost net of accumulated depreciation consists of the following:

	March 31, 2016	December 31, 2015
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	-	9,786,555
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Flat bed rail cars	7,777,356	7,777,356
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	5,768,966	5,768,965
Less: Accumulated depreciation	(13,888,044)	(15,941,614)
	$51,585,172	$59,318,157

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period April 1 to December 31, 2016	$6,315,734
For the year ending December 31, 2017	7,823,715
For the year ending December 31, 2018	3,812,928
For the year ending December 31, 2019	2,280,822
Thereafter	1,861,641
$22,094,840

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to motor racing track equipment, furniture, eight-seater aircrafts, manufacturing equipment, and smart safes. The following transaction was entered by the Fund during quarter ended March 31, 2016:

GA8-TC320 Airvan Aircraft

In January 2016, the lessee exercised the early buyout option on its lease and repurchased one of the GA8-TC320 Airvan aircraft it had been leasing from the Fund. The lessee paid a purchase price of $553,025 and the Fund recognized a gain of $7,927 on the sale.

Net investment in finance lease (current and non-current) consists of the following:

	March 31, 2016	December 31, 2015
Minimum lease payments receivable	$1,747,705	$2,414,051
Estimated residual values of leased property (unguaranteed)	2,027,111	2,436,311
Less: Unearned income	(464,033)	(647,577)
Net investment in finance lease	$3,310,783	$4,202,785

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period April 1 to December 31, 2016	$773,162
For the year ending December 31, 2017	756,239
For the year ending December 31, 2018	218,304
For the year ending December 31, 2019	-
$1,747,705

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

5. LOANS RECEIVABLE

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The Fund provided funding under the facility of $14,834,454 during the three months ended March 31, 2016. The financing has a term of two years and an interest rate of 10%. The loan is secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The loan is recorded as a loan receivable and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest income using the effective interest method.

The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. $140,000 of the fees were paid upon execution of the term sheet, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

For the three months ended March 31, 2016 and 2015, the Fund recognized interest income on its loans receivable of $318,980 and $12,067, respectively.

6. PARTICIPATING INTEREST (ARRANGED BY A RELATED PARTY)

In 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group. During the three months ended March 31, 2016 the Fund provided additional financing of $10,868,323 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The Fund’s advance was paid to MBL UK and the Fund receives principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The Fund received repayments of $10,887,214 during the three months ended March 31, 2016, which included the outstanding receivable as of December 31, 2015. The balance outstanding on the Fund’s Balance Sheet as of March 31, 2016 was $7,957,062. In April and May 2016, the Fund received repayments totalling $3,732,560, with the remaining balance due in May 2016.

The Fund recognized interest income on participating interests of $158,850 and $23,550 for the three months ended March 31, 2016 and 2015, respectively.

7. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan has a credit limit of $16,750,000 and an interest rate of 3.192% per year. The full amount of the loan was drawn down in October 2015. The Fund’s leased CFM56-7B jet engines, which had a carrying value of $22,334,691 on the Fund’s Balance Sheet as of March 31, 2016, are pledged as collateral. The loan matures in October 2019 and can be repaid prior to maturity. The loan is recorded as long-term debt and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest expense using the effective interest method.

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $134,439 and $0 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the scheduled maturities of long-term debt, including accretion of the debt discount over the next five years are as follows:

For the period April 1 to December 31, 2016	$1,287,691
For the year ending December 31, 2017	1,770,199
For the year ending December 31, 2018	1,830,145
For the year ending December 31, 2019	11,101,679
Thereafter	-
$15,989,714

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended March 31, 2016 and 2015, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

For the three months ended March 31, 2016 and 2015, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended
Entity	Capacity	Description	March 31, 2016	March 31, 2015

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$222,517	$-
Macquarie Asset Management Inc.	Manager	Management fee (2)	132,774	138,894
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	110,368	123,568
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	18,513	18,517
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	21,150	21,150

(1)	Amount is capitalized into the carrying value of loans receivable.
(2)	Amount charged directly to operations.
(3)	Amount includes $97,628 charged directly to operations and $12,740 allocated to the carrying amount of loans receivable.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

9. EQUITY

As of March 31, 2016 and December 31, 2015, the Fund had 9,273,855 and 9,297,489 shares of limited liability company membership interest outstanding, respectively (including the DRP shares and net of repurchased shares). As of March 31, 2016 and December 31, 2015, the cumulative number of shares repurchased since inception was 384,262 and 360,628, respectively.

The Fund declared distributions of $1,849,684 during the three months ended March 31, 2016, of which $1,219,569 were paid and $630,115 were payable as of March 31, 2016.

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

Non-Recurring Fair Value Measurements

As of March 31, 2016 and December 31, 2015, there were no assets or liabilities measured using non-recurring fair value measurements.

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of March 31, 2016 and December 31, 2015, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above, and loans receivable, loans payable and participating interests - loans receivable, which are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets. The fair value of the Fund’s long-term loan receivable approximates its carrying value due to the fact that that there were no significant changes to interest rates or the borrower’s credit risk between closing in January 2016 and March 31, 2016.

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

The estimated fair value of the Fund’s fixed-rate non-recourse long-term debt was $16,169,712 as of March 31, 2016. Fair value was estimated by discounting the future cash flows related to the debt. The discount rate was derived by adjusting the margin at inception for material changes in the Company’s risk and adding the applicable fixed rate based on the current interest rate curve.

Fees payable, distributions payable, and other payables are short term in nature and therefore their carrying value approximates their fair value, which would be classified as Level 3.

11. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of March 31, 2016 and December 31, 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms refer to Macquarie Equipment Leasing Fund, LLC (the “Fund”).

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund will continue to make investments in equipment, equipment leases and other equipment-related transactions during its operating period. The Fund’s liquidation period is scheduled to begin on July 1, 2016 and may last for up to three years. As of March 31, 2016, the Fund had 9,273,855 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of May 16, 2016, the Fund had 9,241,411 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

First Quarter Transactions

Bombardier CRJ 700 ER Aircraft Lease

In March 2016, the Fund entered into a purchase and sales agreement (“PSA”) to sell its Bombardier CRJ 700 ER aircraft. The Fund received a payment of $7,050,000 for the sale in addition to a $250,000 deposit received in October 2015. Upon execution of the PSA, beneficial interest in the aircraft passed to the buyer. However, the aircraft was not delivered and legal title was not transferred to the buyer, therefore the Fund did not recognize a sale at signing of the PSA. The proceeds received were recognized as a deposit on the Fund’s Balance Sheet as of March 31, 2016.

Finance Facility

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The Fund provided funding under the facility of $14,834,454 during the three months ended March 31, 2016. The financing has a term of two years and an interest rate of 10%. The loan is secured by one of the drilling company’s land based rigs and a three year drilling rig operating contract. The loan is recorded as a loan receivable and carried at amortized cost on the Fund’s Balance Sheet.

GA8-TC320 Airvan Aircraft

In January 2016, the lessee exercised the early buyout option on its lease and repurchased one of the GA8-TC320 Airvan aircraft it had been leasing from the Fund. The lessee paid a purchase price of $553,025 and the Fund recognized a gain of $7,927 on the sale.

Participating Interests in Finance Facilities

In 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group. During the three months ended March 31, 2016 the Fund provided additional financing of $10,868,323 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The Fund’s advance was paid to MBL UK and the Fund receives principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The Fund received repayments of $10,887,214 during the three months ended March 31, 2016, which included the outstanding receivable as of December 31, 2015. The balance outstanding on the Fund’s Balance Sheet as of March 31, 2016 was $7,957,062. In April and May 2016, the Fund received repayments totalling $3,732,560, with the remaining balance due in May 2016.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Total revenue for the three months ended March 31, 2016 increased by $199,497 compared to the three months ended March 31, 2015 primarily due to an increase in interest income of $442,213. $293,108 of the increase in interest income was due to the Fund’s loan agreement with a US drilling company which was funded in January 2016. The remaining increase was due to participation agreements entered with MBL UK in the fourth quarter of 2015 and first quarter of 2016. The increase in revenue is partially offset by a decrease in rental income of $251,806, driven by the decrease in rentals on the Fund’s extended lease for the Fund’s Airbus A320-200 aircraft and the sale of all of the Fund’s self-service checkout equipment in September 2015.

Total expenses for the three months ended March 31, 2016 increased by $186,320 compared to the three months ended March 31, 2015 primarily due to an increase in interest expense of $134,439 related to the Fund’s loan facility with a Japanese bank entered during the fourth quarter of 2015.

As a result, the Fund’s net income for the three months ended March 31, 2016 was $1,637,549 compared to $1,624,372 for the three months ended March 31, 2015, an increase of $13,177.

The Fund evaluated a number of equipment and loan transactions during the first three months of 2016 and closed some of these transactions. The Fund continues to pursue additional equipment lease and loan investment opportunities, as well as leverage opportunities on the Fund’s existing equipment portfolio.

Financial Condition

This section discusses the major balance sheet variances from March 31, 2016 compared to March 31, 2015.

Total Assets

Total assets increased by $6,349,900, from $94,207,481 as of December 31, 2015 to $100,557,381 as of March 31, 2016. The increase in total assets is the result of an increase in loans receivable of $13,890,611, primarily due to the Fund providing a finance facility to a U.S. drilling company in January 2016. This increase was partially offset by a decrease in cash and cash equivalents of $5,628,237, operating lease assets and leased equipment held for sale of $1,149,575 and net investment in finance leases of $892,002. The decrease in cash was driven by funding for the loan facility with a U.S. drilling company of $14,074,692, funding new participation agreements of $10,868,323 and cash distributions to members of $1,851,290. The aforementioned decreases in cash were offset by increases for rents collected during the period, loan principal repayments of $10,887,214 by MBL UK and $397,379 by the U.S. drilling company, and a deposit of $7,050,000 received for the sale of Bombardier CRJ 700 ER aircraft. Operating lease assets decreased due to depreciation expense and net investment in finance leases decreased due to the sale of a GA8-TC320 Airvan aircraft during the three months ended March 31, 2016.

Total Liabilities

Total liabilities increased by $6,747,103, from $20,964,257 as of December 31, 2015 to $27,711,360 as of March 31, 2016. The increase in total liabilities is the result of an increase in deposits for sale of leased equipment of $7,050,000, fees payable to related party of $342,539, and maintenance reserve payable of $58,346. Deposits for sales of leased equipment increased due to a deposit of $7,050,000 received for the sale of Bombardier CRJ 700 ER aircraft. Fees payable to related parties increased due to acquisition fees, asset management fees, and operating expenses incurred during the quarter which are payable to the Manager. Fees payable to the Manager other than acquisition fees are settled on an annual basis in December. This increase is partially offset by a decrease in long-term debt of $423,063 due to principal repayments made by the borrower and a decrease in deferred finance and rental income of $155,209.

Equity

Equity decreased by $397,203, from $73,243,224 as of December 31, 2015 to $72,846,021 as of March 31, 2016. The decrease in equity is primarily due to distributions declared to investors of $1,849,684, of which $1,219,569 were paid and $630,115 were payable as of March 31, 2016. Additionally, 23,634 shares were redeemed for $185,068 during the three months ended March 31, 2016. This decrease was partially offset by net income of $1,637,549 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the three months ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
Net cash provided by (used in) :
Operating activities	$2,855,833	$2,919,563
Investing activities	(6,025,000)	(1,738,961)
Financing activities	(2,459,070)	(1,919,837)
Net decrease in cash and cash equivalents	$(5,628,237)	$(739,235)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2016, the Fund had cash and cash equivalents of $14,139,420. The amount of cash provided by operating activities for the three months ended March 31, 2016 of $2,855,833 consisted primarily of rentals and interest collected during the three months from equipment leases and loans.

The cash used in investing activities for the three months ended March 31, 2016 is primarily attributable to a new loan facility of $14,076,152, and participation in new finance facilities of $10,868,323. These cash outflows were partially offset by the principal repayments of $10,887,214 by MBL UK and $397,379 by the U.S. drilling company and deposits of $7,050,000 received for the sale of the Fund’s Bombardier CRJ 700 ER aircraft.

The cash used in financing activities for the three months ended March 31, 2016 is primarily attributable to distributions to members, repayment of principal on long-term debt and share repurchases.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and our main use of cash has been to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which are denominated in U.S. dollars and are on lease to corporate clients around the world. We will also continue to make investments in other equipment-related transactions which will allow us to directly or indirectly participate in the benefits and risks of equipment ownership or usage and make loans collaterized by equipment.

As of May 16, 2016 we have used approximately $171,546,687 of the offering and equipment sale proceeds to acquire the following assets:

Asset Type	Purchase Price
Participating interest in finance facilities arranged by an affiliate (fully repaid)	$50,844,134
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Airbus A320-200 aircraft	19,551,352
Financing provided to a U.S. drilling company	14,834,454
Bombardier CRJ 700 ER aircraft	9,786,555
Flat bed rail cars	7,777,356
Participation interest in commercial jet aircraft engines (sold in March 2012)	6,500,000
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Machine tool equipment	5,768,966
Financing provided to an affiliate (Mar 2015)	5,719,557
Racetrack equipment	5,311,507
Smart safes	3,294,695
GA8-TC320 Airvan aircraft	2,499,292
GA8-TC320 Airvan aircraft (sold in May 2014, Aug 2014, Dec 2014, and Jan 2016)	2,184,398
Self-service checkout equipment	2,097,353
Financing provided to an aircraft lessor	1,128,328
Furniture, office and other related equipment (sold in Nov 2013, Mar 2014 and, Sep 2014)	1,012,843
Bus manufacturing equipment	854,333
Furniture, office and other related equipment	669,010
ETS-364B semiconductor test system (sold in May 2012)	383,898
Smart safes (sold in July 2013)	68,989
$171,546,687

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

Distributions

The Fund paid total cash distributions of $1,851,290 and $1,851,679 to our members during the three months ended March 31, 2016 and 2015, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of March 31, 2016 and December 31, 2015, respectively.

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Significant Accounting Policies”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for financial information and further discussions, for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although this information is not required to be disclosed for smaller reporting companies, we believe that there have been no material changes to the disclosures reported in our Annual Report on Form 10-K, dated as filed with the Securities and Exchange Commission on March 12, 2016.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2016	23,634	$7.83	23,634	-
February 1 to February 29, 2016	-	-	-	-
March 1 to March 31, 2016	-	-	-	-
Total	23,634	$7.83	23,634	-

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

Date: May 16, 2016

By:	/S/ JOHN PAPATSOS
Name:	John Papatsos
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: May 16, 2016

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant.

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended March 31, 2016, filed on May 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (ii) the Statement of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited), (iii) the Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited), (iv) the Statements of Changes in Members’ Equity for the Three Months Ended March 31, 2016 (Unaudited) and, (v) the Notes to Financial Statements (Unaudited).

___________________

* Filed herewith.

** Furnished, rather than filed herewith.

E-1