Form 10-Q
period 2016-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2016-08-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 9,183,494 shares of limited liability company membership interests outstanding at August 15, 2016.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$11,025,520	$19,767,657
Restricted cash	1,449,944	1,445,270
Leased equipment held for sale	12,140,944	-
Net investment in finance lease	984,935	1,246,922
Loans receivable	3,966,887	1,070,702
Participating interest - loans receivable	7,766,243	7,975,953
Accrued interest receivable	198,902	53,429
Lease receivables	108,000	315,800
Maintenance reserve and other receivables	146,130	54,156
Other assets	8,931	3,572
Total Current Assets	37,796,436	31,933,461

Non-current Assets
Net investment in finance lease	2,185,327	2,955,863
Loans receivable	10,548,707	-
Leased equipment at cost (net of accumulated depreciation of $12,663,125 as of June 30, 2016 and $15,941,614 as of December 31, 2015)	45,032,735	59,318,157
Total Non-current Assets	57,766,769	62,274,020

Total Assets	$95,563,205	$94,207,481

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$226,101	$23,913
Deferred finance and rental income	977,215	1,132,749
Deposit for sale of leased equipment	7,550,000	250,000
Distribution payable	607,651	631,721
Other payables	494,466	588,340
Maintenance reserve	1,506,988	1,445,621
Current portion of long-term debt	1,740,887	1,710,754
Accrued interest payable	31,286	34,491
Total Current Liabilities	13,134,594	5,817,589

Non-current Liabilities
Other payables	444,645	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs $53,723)	13,823,654	14,702,023
Total Non-current Liabilities	14,268,299	15,146,668

Total Liabilities	$27,402,893	$20,964,257

Commitments and Contingencies (Note 11)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,241,411 shares as of June 30, 2016 and 9,297,489 shares as of December 31, 2015, net of repurchases of 416,706 and 360,628, respectively	62,144,096	62,581,865

Accumulated surplus	6,016,216	10,661,359
Total Members’ Equity	68,160,312	73,243,224

Total Liabilities and Members’ Equity	$95,563,205	$94,207,481

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE

Finance and rental income	2,432,966	3,102,972	5,271,994	6,193,806
Net gain on sale of leased equipment	-	-	7,927	-
Interest income	590,488	91,746	1,068,318	127,363
Other income	44,491	3,158	69,508	27,012

Total revenue	3,067,945	3,197,876	6,417,747	6,348,181

EXPENSES

Operating expenses (related party)	103,704	110,511	201,332	234,079
Management fees (related party)	152,485	161,349	306,409	321,393
Depreciation	994,903	1,138,444	2,144,478	2,266,965
Impairment loss	-	165,556	-	165,556
Interest expense	130,903	-	265,342	-
Other expenses (including related party expenses of $58,657, $18,904, $77,170, and $37,421 for the three and six months ended June 30, 2016 and 2015, respectively)	275,746	171,404	452,433	285,204

Total expenses	1,657,741	1,747,264	3,369,994	3,273,197

Net income	$1,410,204	$1,450,612	$3,047,753	$3,074,984

Basic and diluted earnings per share	$0.15	$0.15	$0.33	$0.33

Weighted average number of shares outstanding: basic and diluted	9,241,411	9,371,480	9,257,633	9,376,772

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flow from operating activities:
Net income	$3,047,753	$3,074,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,144,478	2,266,965
Impairment loss	-	165,556
Net gain on sale of leased equipment	(7,927)	-
Amortization of loan origination fees	(24,233)	-
Amortization of debt discount and issuance costs	2,928
Changes in operating assets and liabilities:
Fees payable (related party)	189,448	268,651
Lease receivables	207,800	(150,215)
Accrued interest received	(145,473)	(17,539)
Net investment in finance lease	487,425	418,516
Other receivables	(35,280)	4,497
Other payables	(93,874)	(29,613)
Accrued interest paid	(3,205)	-
Deferred finance and rental income	(155,534)	(78,650)
Other assets	(5,359)	(3,893)
Net cash provided by operating activities	5,608,947	5,919,259

Cash flow from investing activities:
Deposits for sale of leased equipment	7,300,000	-
Proceeds from sale of capital leased equipment	553,025	(856,751)
Participating interest - loans receivable	(20,129,621)	(13,704,276)
Repayment of participating interest - loans receivable	20,339,331	8,286,198
Loan to others	(14,467,928)	-
Repayment of loan by others	1,057,080	21,697
Restricted cash	(4,674)	(126,192)
Net cash used in investing activities	(5,352,787)	(6,379,324)

Cash flow from financing activities:
Distributions paid to members	(7,716,966)	(3,742,105)
Repurchase of shares	(437,769)	(199,997)
Repayment of principal on long-term debt	(848,236)	-
Maintenance reserve received	4,674	126,192
Net cash used in financing activities	(8,998,297)	(3,815,910)

Net decrease in cash and cash equivalents	(8,742,137)	(4,275,975)

Cash and cash equivalents, beginning of the period	19,767,657	5,707,071

Cash and cash equivalents, end of the period	$11,025,520	$1,431,096

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Maintenance reserve	$56,692	$5,565
Accrued loan to others	12,740	-
Loan to others	620,000	-
Repayment of loan by others	430,000	-
Distribution Payable	607,651	616,203
Interest paid
Cash paid during the year for interest	$261,628	$-

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2015	9,297,489	$61,630,733	$951,132	$10,568,114	$93,245	$73,243,224
Repurchase of shares	(56,078)	(437,769)	-			(437,769)
Distribution to members		-	-	(7,558,329)	(134,567)	(7,692,896)
Net income		-	-	2,994,496	53,257	3,047,753
Balance at June 30, 2016	9,241,411	$61,192,964	$951,132	$6,004,281	$11,935	$68,160,312

(1)	Additional members represent all members other than the Managing member.

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

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund’s operating period ended on July 1, 2016 and the Fund’s liquidation period began on that date and may last for up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended).

This report covers the three and six months ended June 30, 2016 and 2015, respectively.

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

The prior period amounts for deposits received for sale of leased equipment and other payables on the Fund’s Balance Sheet have been reclassified to conform to the current period presentation.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue when received. No such payments were received for the three and six months ended June 30, 2016 and 2015, respectively.

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

If no impairment is deemed to exist and if the current assessment of the residual value is determined to be lower than the current value, the Fund adjusts the residual value downward and prospectively adjusts depreciation expense over the remaining life of the lease. No impairment charges were recorded for the three and six months ended June 30, 2016. The Fund recognized an impairment charge of $165,556 for the three and six months ended June 30, 2015 related to its self-service checkout equipment.

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

Assets Held for Sale

If any of the Fund’s assets held under operating leases meets the requirements under ASC 360-10-45-9, the asset is reclassified as Leased Equipment Held for Sale on the Fund’s Balance Sheet at the lower of their carrying amount or fair value less cost to sell.

If the Fund’s net investment in finance leases or loans receivable meet specific criteria under ASC 310-10-35 such that the Fund no longer has the intent or ability to hold for the foreseeable future, the loan or finance lease is reclassified as held for sale at the lower of cost or fair value.

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee is responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee is required to pay reserves to the Fund for maintenance, calculated monthly, which is based on the prior month’s flight hours and flight cycles. These payments are set aside for future maintenance costs and are recognized as restricted cash on the Fund’s Balance Sheet when paid by lessee. As maintenance is performed, and to the extent that the lessee has met all of its obligations under the lease, the lessee is reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability for the cost of the aircraft’s maintenance and the reimbursement paid to the lessee is recorded as revenue if management is satisfied that the remaining reserve is considered sufficient to cover future maintenance or repairs. There were no reimbursement payments made or revenue recognized during the three and six months ended June 30, 2016 and 2015, respectively.

Cash is only collected for maintenance costs on the Fund’s Bombardier CRJ 700 ER aircraft.

Revenue Recognition

At the inception of a finance lease, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recognized on the Fund's Balance Sheet as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized a gain on the sale of leased equipment of $0 and $7,927 during the three and six months ended June 30, 2016, respectively. There were no such sales during the three and six months ended June 30, 2015.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacture refers the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred in developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $18,750 and $37,500 related to the program development fee as other income during the three and six months ended June 30, 2016, respectively. No such fees were recognized during the three and six month ended June 30, 2015.

The Fund recognizes interest income on its loans receivable using the effective interest method.

Credit Quality of Loans Receivable and Finance Leases

The Fund monitors the ongoing credit quality of its financing receivables by: (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including reviewing financial statements when provided as prescribed in the loan or lease agreement; (ii) tracking the relevant credit metrics of each loan receivable and a borrower’s compliance with financial and non-financial covenants; and (iii) monitoring a borrower’s payment history and public credit rating, if available. As part of the monitoring process, the Fund may physically inspect the collateral and meet with a borrower’s management to better understand the borrower’s financial performance and its future plans on an as-needed basis.

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded on the Fund’s Balance Sheet as of June 30, 2016 or December 31, 2015, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the three and six months ended June 30, 2016 and 2015, respectively.

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

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, insurance arrangements, and borrower payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of June 30, 2016 or December 31, 2015, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s Balance Sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and six months ended June 31, 2016 and 2015, respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Operating Expenses and Management Fees

The Manager charges the Fund management fees and the Fund reimburses the Manager for certain operating expenses directly related to the Fund. These fees are recognized on an accrual basis. See Note 8 for further details.

Comprehensive Income

The Fund follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income and its components. The Fund does not have any components of other comprehensive income, thus it is not presented separately in the Fund’s financial statements.

Distributions

The Manager has sole discretion to determine what portion, if any, of cash on hand will be distributed to the members. Regular distributions are made on a monthly basis and accrued at the end of each month. Regular monthly cash distributions are paid on the 15th day of the following month and reflected in the Statement of Changes in Members’ Equity. Distributions accrued but not paid are recorded as a distribution payable on the Fund’s Balance Sheet.

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

In February 2016, FASB issued ASU No. 2016-2, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance primarily affects lessees and requires that all leases create an asset and a liability for a leasing arrangement greater than 12 months, although there are some modifications to lessor accounting. The adoption of this standard becomes effective for fiscal years beginning after December 15, 2018. The Fund is evaluating the implications of the adoption of this standard.

In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers in order to amend principal versus agent guidance in the new revenue standard contemplated in ASU 2014-09. The amendment reframes the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The effective date and transition of ASU 2016-08 aligns with ASU 2014-09, effective for fiscal years beginning after December 15, 2017. The Fund is currently evaluating the timing of its adoption of ASU 2014-09. The adoption of this standard is not expected to have an impact on the Fund's financial statements.

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, to amend certain aspects of ASU 2014-09 around licensing and performance obligations. The effective date and transition of ASU 2016-10 aligns with ASU 2014-09, effective for fiscal years beginning after December 15, 2017. The Fund is currently evaluating the timing of its adoption of ASU 2014-09. The adoption of this standard is not expected to have an impact on the Fund's financial statements.

3. LEASED EQUIPMENT AT COST AND HELD FOR SALE

The following transactions were entered into by the Fund during the six months ended June 30, 2016:

Railcar Portfolio

In April 2016, the Fund committed to a plan to sell its railcar portfolio at which time, the railcar portfolio was reclassified as leased equipment held for sale on the Fund’s Balance Sheet at its carrying value. In May 2016, the Fund received a $250,000 deposit from a U.S. purchaser. The Fund closed the sale of the railcar portfolio in July 2016 (see Note 12) and expects to recognize a gain on sale in the third quarter of 2016.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Bombardier CRJ 700 ER Aircraft Lease

In March 2016, the Fund entered into a purchase and sales agreement (“PSA”) to sell its Bombardier CRJ 700 ER aircraft. The Fund received a payment of $7,050,000 for the sale in addition to a $250,000 deposit received in October 2015. Upon execution of the PSA, beneficial interest in the aircraft passed to the buyer. However, the aircraft has not yet been delivered and legal title has not yet been transferred to the buyer, therefore the Fund has not recognized a sale. The proceeds received are recognized as a deposit on the Fund’s Balance Sheet as of June 30, 2016. The aircraft is classified on the Fund’s Balance Sheet as Leased equipment held for sale as of June 30, 2016. The Fund expects to realize a gain in the third quarter of 2016 upon delivery of the aircraft.

Beginning April 1, 2016, prior to transferring legal title, any lease revenues for the Bombardier CRJ 700 ER aircraft are for the account of the buyer.

Leased equipment at cost net of accumulated depreciation consists of the following:

	June 30, 2016	December 31, 2015
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Aircraft Bombardier CRJ 700 ER	-	9,786,555
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Flat bed rail cars	-	7,777,356
Racetrack equipment	3,763,611	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	5,768,966	5,768,966
Less: Accumulated depreciation	(12,663,125)	(15,941,614)
	$45,032,735	$59,318,157

Leased equipment held for sale consists of the following:

	June 30, 2016	December 31, 2015
Aircraft Bombardier CRJ 700 ER	$6,583,410	$-
Flat bed rail cars	5,557,534	-
	$12,140,944	$-

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period July 1 to December 31, 2016	$2,941,854
For the year ending December 31, 2017	6,338,715
For the year ending December 31, 2018	2,327,928
For the year ending December 31, 2019	2,233,572
Thereafter	1,861,641
$15,703,710

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to motor racing track equipment, furniture, eight-seater aircrafts, manufacturing equipment, and smart safes. The following transaction was entered into by the Fund during the six months ended June 30, 2016:

GA8-TC320 Airvan Aircraft

In January 2016, the lessee exercised the early buyout option on its lease and repurchased one of the GA8-TC320 Airvan aircraft it had been leasing from the Fund. The lessee paid a purchase price of $553,025 and the Fund recognized a gain of $7,927 on the sale.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Net investment in finance lease (current and non-current) consists of the following:

	June 30, 2016	December 31, 2015
Minimum lease payments receivable	$1,526,394	$2,414,051
Estimated residual values of leased property (unguaranteed)	2,027,111	2,436,311
Less: Unearned income	(383,243)	(647,577)
Net investment in finance lease	$3,170,262	$4,202,785

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period July 1 to December 31, 2016	$551,851
For the year ending December 31, 2017	756,239
For the year ending December 31, 2018	218,304
For the year ending December 31, 2019	-
$1,526,394

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

5. LOANS RECEIVABLE

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The finance facility has a term of two years and an interest rate of 10% per year. The loan is secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The loan is recorded as a loan receivable and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest income using the effective interest method.

The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. $140,000 of the fees were paid upon execution of the term sheet, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility at closing. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

The Fund recognized interest income on its portfolio of loans receivable of $407,332 and $726,312 for the three and six month ended June 30, 2016, respectively, and $11,818 and $23,885 for the three and six month ended June 30, 2015, respectively.

6. PARTICIPATING INTEREST (ARRANGED BY A RELATED PARTY)

In 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group. During the six months ended June 30, 2016 the Fund provided additional financing of $20,129,621 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The Fund’s advance was paid to MBL UK and the Fund receives principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The Fund received repayments of $20,339,331 during the six months ended June 30, 2016, which included the outstanding receivable as of December 31, 2015. The balance outstanding on the Fund’s Balance Sheet as of June 30, 2016 was $7,766,243. In July and August 2016, the entire facility was repaid.

The Fund recognized interest income on participating interests of $183,156 and $342,006 for the three and six months ended June 30, 2016, respectively, and $79,928 and $103,478 for the three and six months ended June 30, 2015, respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

7. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan has a credit limit of $16,750,000 and an interest rate of 3.192% per year. The full amount of the loan was drawn down in October 2015. The Fund’s leased CFM56-7B jet engines, which had a net carrying value of $22,162,456 on the Fund’s Balance Sheet as of June 30, 2016, are pledged as collateral. The loan matures in October 2019 and can be repaid prior to maturity. The loan is recorded as long-term debt and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest expense using the effective interest method.

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $130,903 and $265,342 for the three and six months ended June 30, 2016, respectively, and $0 for the three and six months ended June 30, 2015.

As of June 30, 2016, the scheduled maturities of long-term debt, including accretion of the debt discount over the next five years are as follows:

For the period July 1 to December 31, 2016	$862,518
For the year ending December 31, 2017	1,770,199
For the year ending December 31, 2018	1,830,145
For the year ending December 31, 2019	11,101,679
Thereafter	-
$15,564,541

8. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 6, the Fund entered into a participation agreement with MBL UK, a member of the Macquarie Group and an affiliate of the Manager.

The Fund pays the Manager and its affiliates fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements;

•	Asset management fees equal to the lesser of: (i) (a) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision); (b) 2% of gross rental payments from full payout leases which contain net lease provisions; and (c) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (ii) the amount of fees which are competitive for similar services;

•	Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor Return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax 8.0% per annum internal rate of return compounded daily on all capital contributions of members;

•	Out-performance fees depending upon the extent to which Investor Return has been achieved. Prior to the time that Investor Return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses the Manager incurs on behalf of the Fund.

For the three and six months ended June 30, 2016 and 2015, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2016 and 2015, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended		Six Months Ended
Entity	Capacity	Description	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$25,630	$222,517	$25,630
Macquarie Asset Management Inc.	Manager	Management fee (2)	131,120	140,199	263,894	279,093
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	103,704	110,511	214,073	234,079
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	58,657	18,904	77,170	37,421
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	21,150	21,150	42,300	42,300

(1) Amount is capitalized into the carrying value of loans receivable.

(2) Amount charged directly to operations.

(3) Amount for the six months ended June 30, 2016 includes $12,740 allocated to the carrying amount of loans receivable and remaning amount charged directly to operations.

9. EQUITY

As of June 30, 2016 and December 31, 2015, the Fund had 9,241,411 and 9,297,489 shares of limited liability company membership interest outstanding, respectively (including the DRP shares and net of repurchased shares). As of June 30, 2016 and December 31, 2015, the cumulative number of shares repurchased since inception was 416,706 and 360,628, respectively.

As the Fund approached the start of the liquidation period on July 1, 2016, it paid a pro rata cash distribution of $4,000,000 to its members in June 2016. In total, the Fund declared distributions of $5,843,212 during the three months ended June 30, 2016, of which $5,235,561 were paid and $607,651 were payable as of June 30, 2016.

10. FAIR VALUE MEASUREMENTS

The Fund is required to disclose the fair value of financial instruments, as defined below. None of the Fund’s assets and liabilities are carried at fair value on the Fund’s Balance Sheet on a recurring basis. Fair value is the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Non-Recurring Fair Value Measurements

As of June 30, 2016 and December 31, 2015, there were no assets or liabilities measured using non-recurring fair value measurements.

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which generally approximate fair value. As of June 30, 2016 and December 31, 2015, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above. The Fund’s participating interest – loan receivable, accrued interest receivable, other receivables, fees payable (related party), distributions payable, other payables, and accrued interest payable, are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets and liabilities.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Fund’s fixed rate loans receivable was estimated by discounting the future cash flows related to the loans. The discount rate was derived by adjusting the margin at inception for material changes in the counterparty’s risk and adding the applicable fixed rate based on the current interest rate curve. The fair value of the Fund’s fixed-rate non-recourse long-term debt was estimated by discounting the future cash flows related to the debt. The discount rate was derived by adjusting the margin at inception for material changes in the Fund’s risk and adding the applicable fixed rate based on the current interest rate curve. The Fund’s fixed rate loans receivable and long-term debt are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market.

	June 30, 2016
	Carrying Value	Fair Value

Principal outstanding on fixed rate loans receivable	$14,515,594	$14,908,952

Principal outstanding on fixed rate long-term debt	$15,564,541	$15,803,522

Fair value information with respect to certain financial instruments which are not carried on the Balance Sheet at fair value is not separately provided given that fair value disclosures of lease arrangements is not required under U.S. GAAP and the carrying value of the Fund’s other financial instruments approximates fair value due to the fact that they have short term maturities (all less than one year) and credit risk is deemed low.

11. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of June 30, 2016 and December 31, 2015, respectively.

12. SUBSEQUENT EVENTS

In July 2016 the Fund sold its railcar portfolio to a U.S. purchaser. The Fund received a $250,000 deposit in May 2016 and the remaining proceeds were received at closing in July 2016. As of June 30, 2016, the railcar portfolio was classified as leased equipment held for sale on the Fund’s Balance Sheet. The Fund expects to recognize a gain on sale in the third quarter of 2016.

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

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund made investments in equipment, equipment leases and other equipment-related transactions during its operating period. The Fund’s operating period ended on July 1, 2016 and the liquidation period began on the same date. The liquidation period may last for up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). During the liquidation period, the Fund will not pursue any new equipment lease and loan investment opportunities and will continue to manage end of lease options and investigate divestment opportunities for its portfolio. As of June 30, 2016, the Fund had 9,241,411 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

As of August 15, 2016, the Fund had 9,183,494 shares of limited liability company interest outstanding (including the DRP shares and net of repurchase of shares).

Second Quarter Transactions

Finance Facility

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The Fund provided funding under the facility of $14,834,454 during the three months ended March 31, 2016 and the remaining funding of $165,546 during the three months ended June 30, 2016. The finance facility has a term of two years and an interest rate of 10% per year. The loan is secured by one of the drilling company’s land based rigs and a three year drilling rig operating contract. The loan is recorded as a loan receivable and carried at amortized cost on the Fund’s Balance Sheet.

Participating Interest in Finance Facility

In 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group. During the three months ended June 30, 2016 the Fund provided additional financing of $9,261,298 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The Fund’s advance was paid to MBL UK and the Fund receives principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivable on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The Fund received repayments of $9,452,117 during the three months ended June 30, 2016, which included the outstanding receivable as of March 31, 2016. The balance outstanding on the Fund’s Balance Sheet as of June 30, 2016 was $7,766,243. In July and August 2016, the entire facility was repaid.

Significant Second Quarter Developments

On June 13, 2016, John Papatsos resigned as Principal Financial Officer of the Manager and Principal Accounting Officer of the Fund. Mr. Papatsos’ resignation was not in connection with any known disagreement with the Manager or the Fund on any matter relating to the Manager’s or the Fund’s operations, policies or practices. Also on June 13, 2016, Brett Beldner was appointed by the Manager to be the Principal Financial Officer of the Manager and Principal Accounting Officer of the Fund, replacing John Papatsos.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Total revenue for the three months ended June 30, 2016 was $3,067,945 compared to $3,197,876 for the three months ended June 30, 2015, a decrease of $129,931. The decrease was driven by the following:

•	A decrease in finance and rental income of $670,006 due to the sale of the Bombardier CRJ 700 ER aircraft in March 2016 and the sale of its self-service checkout equipment in September 2015. Although the sale for the Bombardier CRJ 700 ER aircraft has not closed, rentals from the lessee are for the buyer’s account beginning April 1, 2016.

•	The decrease in rental income was offset by an increase in interest income of $498,742, primarily due to $382,068 in interest income from the Fund’s loan facility with a U.S. drilling company that was initially funded in January 2016.

Total expenses for the three months ended June 30, 2016 were $1,657,741 compared to $1,747,264 for the three months ended June 30, 2015, a decrease of $89,253. Movements in expenses were comprised of the following:

•	The Fund recognized a one-time impairment loss of $165,556 related to its self-service checkout equipment during the three months ended June 30, 2015. The Fund did not recognize any impairment expense during the three months ended June 30, 2016.

•	The Fund’s depreciation expense decreased by $143,541 due to the aforementioned sale of the Bombardier CRJ 700 ER aircraft in March 2016 and reclassification of the Fund’s railcar portfolio to held for sale in April 2016.

•	The Fund recognized $130,903 in interest expense during the three months ended June 30, 2016 on its limited recourse loan facility. The Fund did not incur any interest expense during the three months ended June 30, 2015.

•	Other expenses increased by $104,342 compared to the same period in 2015 due to an increase in outperformance fees paid to the Manager. The increase in fees is due to the additional distribution of $4,000,000 paid to the members during the quarter.

As a result, the Fund’s net income for the three months ended June 30, 2016 was $1,410,204 compared to $1,450,612 for the three months ended June 30, 2015, a decrease of $40,408.

Total revenue for the six months ended June 30, 2016 was $6,417,747 compared to $6,348,181 for the six months ended June 30, 2015, an increase of $69,566. The movement in revenue was driven by the following:

•	Interest income increased by $940,955 primarily due to $675,176 of interest income on the Fund’s loan facility with a U.S. drilling company which was initially funded in January 2016. Interest income also increased due to new participation agreements with MBL UK.

•	Finance and rental income decreased by $921,812 due to the sale of the Fund’s Bombardier CRJ 700 ER aircraft in March 2016, sale of the Fund’s self-service checkout equipment in September 2015, and decreased rentals on the extended lease for the Fund’s Airbus A320-200 aircraft.

Total expenses for the six months ended June 30, 2016 were 3,369,994 compared to $3,273,197 for the six months ended June 30, 2015, an increase of $96,797. The increase was driven by the following:

•	The Fund incurred interest expense of $265,342 on its limited recourse loan facility during the six months ended June 30, 2016. The Fund did not incur any interest expense during the six months ended June 30, 2015.

•	Other expenses increased by $167,229 due to other professional fees and the outperformance fees paid to the Manager, as described above.

•	The increase in expenses was partially offset by a one-time impairment charge of $165,556 that was recognized during the six months ended June 30, 2015. No such charges were recorded during the same period in 2016.

As a result, the Fund’s net income for the six months ended June 30, 2016 was $3,047,753 compared to $3,074,984 for the six months ended June 30, 2015, a decrease of $27,231.

The Fund entered its liquidation period on July 1, 2016 and will not pursue any new equipment lease and loan investment opportunities. The Fund will continue to manage end of lease options and investigate divestment opportunities for its portfolio. During this period, the Fund’s revenue and net income may continue to decrease as it sells assets and pays distributions to its members.

Financial Condition

This section discusses the major balance sheet variances from June 30, 2016 compared to December 31, 2015.

Total Assets

Total assets increased by $1,355,724, from $94,207,481 as of December 31, 2015 to $95,563,205 as of June 30, 2016. The movement in total assets was comprised of the following:

•	Increase in loans receivable of $13,444,892 due to the Fund providing a finance facility to a U.S. drilling company, which was initially funded in January 2016.

•	Decrease in cash and cash equivalents of $8,742,137 due to cash outflows for funding of the aforementioned finance facility of $14,467,928, funding new participation agreements of $20,129,621, and cash distributions paid to members of $7,716,966. Cash outflows were offset by cash inflows from rentals collected, loan principal repayments of $20,339,331 by MBL UK and $984,009 by the U.S. drilling company, and deposits of $7,050,000 received for the sale of Bombardier CRJ 700 ER aircraft and $250,000 towards the sale of the Fund’s railcar portfolio.

•	Leased equipment at cost decreased by $14,285,422 due to depreciation expense of $2,144,478 and reclassifications to leased equipment held for sale $12,140,944.

•	Net investment in finance leases decreased by $1,032,523 due to the sale of a GA8-TC320 Airvan aircraft in the first quarter of 2016 and recognition of unamortized income.

•	Lease receivables decreased by $207,800 due to collection of outstanding rentals during the period.

Total Liabilities

Total liabilities increased by $6,438,636, from $20,964,257 as of December 31, 2015 to $27,402,893 as of June 30, 2016. The movement in total liabilities consisted of the following:

•	Deposits for sales of leased equipment increased by $7,300,000 due to the Fund receiving proceeds of $7,050,000 for the sale of its Bombardier CRJ 700 ER aircraft in March 2016. As of June 30, 2016, the sale had not closed and the proceeds were held on the Fund’s Balance Sheet. The Fund also received a $250,000 deposit for the sale of its railcar portfolio in May 2016. The sale of the railcar portfolio closed in July 2016.

•	Fees payable to the Manager increased due to reimbursable operating expenses incurred by the Manager on behalf of the Fund. Operating expenses payable to the Manager are settled annually in December.

•	Long-term debt decreased by $848,236 due to principal repayments made by the Fund.

Equity

Equity decreased by $5,082,912, from $73,243,224 as of December 31, 2015 to $68,160,312 as of June 30, 2016. The decrease in equity is primarily due to distributions declared to members of $7,692,896, of which $7,085,245 were paid and $607,651 were payable as of June 30, 2016. The increase in distributions compared to prior periods is due to the Fund making an additional distribution of $4,000,000 to its members in June 2016. Additionally, 56,078 shares were redeemed for $437,769 during the six months ended June 30, 2016, prior to the Manager’s suspension of the Fund’s share redemption program. This decrease was partially offset by net income of $3,047,753 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the six months ended June 30, 2016 and 2015.

	June 30, 2016	June 30, 2015
Net cash provided by (used in) :
Operating activities	$5,608,947	$5,919,259
Investing activities	(5,352,787)	(6,379,324)
Financing activities	(8,998,297)	(3,815,910)
Net decrease in cash and cash equivalents	$(8,742,137)	$(4,275,975)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2016, the Fund had cash and cash equivalents of $11,025,520. The amount of cash provided by operating activities for the six months ended June 30, 2016 of $5,608,947 consisted primarily of rentals and interest collected from the Fund’s equipment leases and loans during the six month period.

The cash used in investing activities for the six months ended June 30, 2016 is primarily attributable to the origination of a loan facility with a U.S. drilling company of $14,467,928, and participation in new finance facilities of $20,129,621 with MBL UK. These cash outflows were partially offset by principal repayments of $20,339,331 received from MBL UK and $984,009 received from the U.S. drilling company, and deposits of $7,050,000 received for the sale of the Fund’s Bombardier CRJ 700 ER aircraft, as well as $250,000 for the sale of the Fund’s railcar portfolio.

The cash used in financing activities for the six months ended June 30, 2016 is primarily attributable to distributions to members, repayment of principal on long-term debt and share repurchases.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and main use of cash to date has been to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which are denominated in U.S. dollars and are on lease to corporate clients around the world. The Fund entered its liquidation period on July 1, 2016 and will no longer pursue new investments in equipment-related transactions or make loans to new counterparties. The Fund expects to continue paying distributions to its members during this period.

As of August 15, 2016 we have used approximately $185,470,104 of the offering and equipment sale proceeds to acquire the following assets:

Asset Type	Purchase Price
Participating interest in finance facilities arranged by an affiliate (fully repaid)	$63,062,932
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Airbus A320-200 aircraft	19,551,352
Financing provided to a U.S. drilling company	15,000,000
Bombardier CRJ 700 ER aircraft	9,786,555
Flat bed rail cars	7,777,356
Financing provided to an affiliate (Mar 2015)	6,779,176
Participation interest in commercial jet aircraft engines (sold in March 2012)	6,500,000
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Machine tool equipment	5,768,966
Racetrack equipment	5,311,507
Smart safes	3,294,695
GA8-TC320 Airvan aircraft	2,499,292
GA8-TC320 Airvan aircraft (sold in May 2014, Aug 2014, Dec 2014, and Jan 2016)	2,184,398
Self-service checkout equipment	2,097,353
Financing provided to an aircraft lessor	1,128,328
Furniture, office and other related equipment (sold in Nov 2013, Mar 2014 and, Sep 2014)	1,012,843
Bus manufacturing equipment	854,333
Furniture, office and other related equipment	669,010
ETS-364B semiconductor test system (sold in May 2012)	383,898
Smart safes (sold in July 2013)	68,989
$185,470,104

Sources of Liquidity

The last day of the Fund’s operating period ended on July 1, 2016 and its liquidation period began on July 1, 2016. The liquidation period is the time-frame in which Fund’s equipment under lease will be sold in the normal course of business. During this time period, it is anticipated that a substantial portion of the Fund’s cash outflows will be from operating activities and the majority of cash inflows will likely be from operating and financing activities. The Fund anticipates that cash generated from our operating activities and from existing debt borrowings will be sufficient to finance its liquidity requirements for the foreseeable future, moving into the Fund’s liquidation period, including distributions to our members, payment of management fees, equipment maintenance events, and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

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

Distributions

The Fund paid total cash distributions of $5,865,676 and $1,890,426 to our members during the three months ended June 30, 2016 and 2015, respectively and cash distributions of $7,716,966 and $3,742,105 to our members during the six months ended June 30, 2016 and 2015, respectively.

While the Fund anticipates making monthly cash distributions during the liquidation period, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of June 30, 2016 and December 31, 2015, respectively.

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

Although this information is not required to be disclosed for smaller reporting companies, we believe that there have been no material changes to the disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 2, 2016.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2016	32,444	$7.79	32,444	-
May 1 to May 31, 2016	-	-	-	-
June 1 to June 30, 2016	-	-	-	-
Total	32,444	$7.79	32,444	-

(1) Our operating agreement, dated June 19, 2009, and which does not have an expiration date, allows for the repurchase of shares according to a specified repurchase formula set forth therein. Our operating agreement limits the number of shares that can be repurchased in any one year, but there is no maximum number of shares that may be repurchased over time. Repurchased shares may not be reissued. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended).

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ David Fahy
Name:	David Fahy
Title:	President of the Manager and Principal Executive
Officer of Registrant

Date: August 15, 2016

By:	/S/ Brett Beldner
Name:	Brett Beldner
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: August 15, 2016

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended June 30, 2016, filed on August 15, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (ii) the Statement of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited), (iii) the Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited), (iv) the Statements of Changes in Members’ Equity for the Six Months Ended June 30, 2016 (Unaudited) and, (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.

**	Furnished, rather than filed herewith.

