Form 10-Q
period 2016-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2016-11-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 9,183,494 shares of limited liability company membership interests outstanding at November 14, 2016.

1

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	6,848,080	19,767,657
Restricted cash	-	1,445,270
Net investment in finance lease	557,677	1,246,922
Net investment in sales type lease	223,924	-
Loan receivables	4,087,188	1,070,702
Participating interest - loan receivables	2,703,597	7,975,953
Accrued interest receivable	136,420	53,429
Lease receivables	-	315,800
Maintenance reserve and other receivables	134,160	54,156
Other assets	6,252	3,572
Total Current Assets	14,697,298	31,933,461

Non-current Assets
Net investment in finance lease	2,033,927	2,955,863
Loan receivables	9,490,964	-
Leased equipment at cost (net of accumulated depreciation of $10,881,326 as of September 30, 2016 and $15,941,614 as of December 31, 2015)	43,050,923	59,318,157
Total Non-current Assets	54,575,814	62,274,020

Total Assets	$69,273,112	$94,207,481

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	310,426	23,913
Deferred finance and rental income	939,321	1,132,749
Deposit for sale of leased equipment	-	250,000
Distribution payable	603,482	631,721
Other payables	549,216	588,340
Maintenance reserve	-	1,445,621
Current portion of long-term debt	1,755,562	1,710,754
Accrued interest payable	30,425	34,491
Total Current Liabilities	4,188,432	5,817,589

Non-current Liabilities
Other payables	444,645	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs $52,243 as of September 30, 2016 and $56,651 as of December 31, 2015)	13,380,205	14,702,023
Total Non-current Liabilities	13,824,850	15,146,668

Total Liabilities	$18,013,282	$20,964,257

Commitments and Contingencies (Note 12)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,183,494 shares as of September 30, 2016 and 9,297,489
shares as of December 31, 2015, net of repurchases of 474,623 and 360,628, respectively	51,259,830	62,581,865

Accumulated surplus	-	10,661,359
Total Members’ Equity	51,259,830	73,243,224

Total Liabilities and Members’ Equity	$69,273,112	$94,207,481

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE

Finance and rental income	3,562,264	2,975,401	8,834,258	9,169,207
Gain on sale of leased equipment	5,107,777	11,275	5,115,704	11,275
Interest income	530,615	193,028	1,598,933	320,391
Other income	81,708	2,635	151,216	29,647

Total revenue	9,282,364	3,182,339	15,700,111	9,530,520

EXPENSES

Operating expenses (related party)	92,994	117,582	294,326	351,661
Management fees (related party)	133,707	162,932	440,116	484,325
Depreciation	893,221	1,264,659	3,037,699	3,531,624
Impairment loss	-	-	-	165,556
Interest expense	128,756	-	394,098	-
Other expenses (including related party expenses of $241,556 and $18,842 for the three months ended and $318,726 and $56,263 for the nine months ended September 30, 2016 and 2015, respectively)	377,642	109,368	830,075	394,572

Total expenses	1,626,320	1,654,541	4,996,314	4,927,738

Net income	$7,656,044	$1,527,798	$10,703,797	$4,602,782

Basic and diluted earnings per share	$0.83	$0.16	$1.16	$0.49

Weighted average number of shares outstanding: basic and diluted	9,183,494	9,331,312	9,232,739	9,361,452

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flow from operating activities:
Net income	10,703,797	4,602,782

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,037,699	3,531,624
Impairment loss	-	165,556
Gain on sale of leased equipment	(5,115,704)	(11,275)
Recognition of maintenance reserves in finance and rental income	(1,574,439)	-
Amortization of loan origination fees	(37,697)	-
Amortization of debt discount and issuance costs	4,408	-
Changes in operating assets and liabilities:
Fees payable (related party)	273,773	374,806
Lease receivables	315,800	(300,000)
Accrued interest receivable	(82,991)	(44,377)
Net investment in finance lease	637,017	673,375
Net investment in sales type lease	113,819	-
Other receivables	(80,353)	(10,247)
Other payables	188,509	67,940
Accrued interest payable	(4,066)	-
Deferred finance and rental income	(193,428)	(98,534)
Other assets	(2,680)	(58,080)
Net cash provided by operating activities	8,183,464	8,893,570

Cash flow from investing activities:
Investment in capital leased equipment	-	(856,751)
Proceeds from sale of leased equipment	18,504,025	-
Participating interest - loan receivables	(28,345,392)	(29,304,991)
Repayment of participating interest - loan receivables	33,617,748	22,619,796
Loan to others	(14,469,408)	32,926
Repayment of loan by others	2,007,987	-
Restricted cash	1,445,270	(196,303)
Net cash provided by (used in) investing activities	12,760,230	(7,705,323)

Cash flow from financing activities:
Distributions paid to members	(31,872,559)	(5,626,347)
Repurchase of shares	(842,871)	(511,185)
Repayment of principal on long-term debt	(1,277,010)	-
Maintenance reserve received	129,169	196,303
Net cash used in financing activities	(33,863,271)	(5,941,229)

Net decrease in cash and cash equivalents	(12,919,577)	(4,752,982)

Cash and cash equivalents, beginning of the period	19,767,657	5,707,071

Cash and cash equivalents, end of the period	$6,848,080	$954,089

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Transfer of maintenance reserves into income	$1,574,439	$(2,683)
Accrued loan to others	12,740	-
Loan to others	620,000	-
Repayment of loan by others	430,000	-
Distribution Payable	603,482	613,562
Interest paid
Cash paid during the period for interest	$387,880	$-

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2015	9,297,489	$61,630,733	$951,132	$10,568,114	$93,245	$73,243,224
Repurchase of shares	(113,995)	(842,871)	-	-	-	(842,871)
Distribution to members		-	-	(21,083,774)	(281,382)	(21,365,156)
Partial-liquidating distribution		(10,200,488)	(278,676)	-	-	(10,479,164)
Net income		-	-	10,515,660	188,137	10,703,797
Balance at September 30, 2016	9,183,494	$50,587,374	$672,456	$-	$-	$51,259,830

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquired or originated a diversified portfolio of equipment, equipment leases and loans, and other equipment-related investments. The majority of the Fund’s equipment is leased to corporate clients. The Fund’s objective was to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012 and the Fund’s operating period commenced on that date and ceased on June 30, 2016. The Fund’s liquidation period started on July 1, 2016 and may last for up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended).

This report covers the three and nine months ended September 30, 2016 and 2015, respectively.

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

Restricted Cash

Restricted cash consisted of cash collected from the lessee of the Fund’s Bombardier CRJ 700 ER aircraft for maintenance costs. As management are satisfied that there remains no ongoing liability to pay out amounts under the maintenance reserve, the restricted cash was released into cash and cash equivalents. See Note 3 for more details.

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

The lease term from the acquisition date or most recent lease renewal date by the Fund of each item of equipment is as follows:

Lease
term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft (Airbus model A320-200)	2.5
Smart safes	5
Machine tool equipment	5

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue when received. No such payments were received for the three and nine months ended September 30, 2016 and 2015, respectively.

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

If no impairment is deemed to exist and if the current assessment of the residual value is determined to be lower than the current value, the Fund adjusts the residual value downward and prospectively adjusts depreciation expense over the remaining life of the lease. No impairment charges were recorded for the three and nine months ended September 30, 2016. No impairment charges were recorded for the three months ended September 30, 2015, however, an impairment charge of $165,556 was recognized for the nine months ended September 30, 2015 related to the Fund’s self-service checkout equipment.

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

Lease Modifications

If a lease is modified, ASC 840 requires the lease to be re-evaluated as if the revised terms were in place at inception of the lease. If the revised terms result in a different classification of the lease than what existed at inception (for example, an operating lease with the revised terms qualifies as a sales type lease), then the revised lease and corresponding investment is reclassified (to either an operating lease, financing lease or sales type lease).

Net Investment in Sales Type Lease

If a lease meets specific criteria under ASC 840 at its inception, such that ownership of the underlying asset is effectively transferred to the lessee and the lease gives rise to a manufacturer’s or dealers profit or loss to the lessor (that is, the fair value of the lease property at lease inception is greater than or less than its cost or carrying amount), the Fund recognizes the lease as a net investment in sales type lease on its Balance Sheet and the corresponding profit or loss as a net gain on sale. While the Fund is not a manufacturer or dealer, sales type lease accounting may apply when existing lease agreements are modified and are required to be accounted for as new leases.

Net investment in sales type lease consists of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less unearned income.

The residual values of the Fund’s significant sales type lease assets are reviewed at least annually. If the review results in a lower estimate than had been previously established, the Fund will determine whether the decline in the estimated residual value is other than temporary. If the decline in estimated residual value is judged to be other than temporary, the accounting for the transaction shall be revised using the changed estimate and the resulting reduction in the net investment shall be recognized as a loss in the period in which the estimate is changed. An upward adjustment of a leased asset’s estimated residual value shall not be made.

Loan Receivables and Participating Interests – Loan Receivables

Loan receivables are reported on the Fund’s Balance Sheet at the outstanding principal balance, plus costs incurred to originate the loans. Unearned income, discounts and premiums are amortized to interest income in the Fund’s Statements of Operations using the effective interest method. Upon the repayment of a loan receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income in the Statements of Operations.

Participating interests – loan receivables are arranged by related parties and are disclosed separately in the Fund’s financial statements. See Note 7 for disclosures relating the Fund’s participating interests in loan receivables.

Assets Held for Sale

If any of the Fund’s assets held under operating leases meet the requirements under ASC 360-10-45-9, the asset is reclassified as Leased Equipment Held for Sale on the Fund’s Balance Sheet at the lower of its carrying amount or fair value less cost to sell.

If the Fund’s net investment in finance leases or loan receivables meet specific criteria under ASC 310-10-35, such that the Fund no longer has the intent or ability to hold the finance lease or loan for the foreseeable future, the loan or finance lease is reclassified as held for sale and recorded at the lower of cost or fair value, with any difference being recognized in the Statements of Operations.

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee was responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee was required to pay reserves to the Fund for maintenance, calculated monthly, based on the prior month’s flight hours and flight cycles. These payments were set aside for future maintenance costs and were recognized as restricted cash on the Fund’s Balance Sheet when paid by the lessee. As maintenance was performed, and to the extent that the lessee had met all of its obligations under the lease, the lessee was reimbursed for costs incurred up to, but not exceeding, the related payments the Fund receives from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability for the cost of the aircraft’s maintenance and the reimbursement paid to the lessee was recorded as revenue if management was satisfied that the remaining reserve was considered sufficient to cover future maintenance or repairs. In addition, if management was satisfied that there remains no ongoing liability to pay out amounts under the maintenance reserve, the accumulated net proceeds in the maintenance reserve are recorded into finance and rental income. See Note 3 for more details.

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

At the inception of a sales type lease, or upon reclassification of an operating lease or direct finance lease to a sales type lease, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recognized on the Fund's Balance Sheet as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment (including reclassifications of operating or financing leases to sales type leases) are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized a gain on the sale of leased equipment of $5,107,777 and $5,115,704 during the three and nine months ended September 30, 2016, respectively. The Fund recognized a gain on the sale of leased equipment of $11,275 during both the three and nine months ended September 30, 2015.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacturer refers the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred in developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $18,750 and $56,250 related to the program development fee as other income during the three and nine months ended September 30, 2016, respectively. No such fees were recognized during the three and nine months ended September 30, 2015.

The Fund recognizes interest income on its loan receivables using the effective interest method.

Credit Quality of Loan Receivables and Finance Leases

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

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession, remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded on the Fund’s Balance Sheet as of September 30, 2016 or December 31, 2015, respectively. No allowance was recorded or reversed in the Fund’s Statements of Operations during the three and nine months ended September 30, 2016 and 2015, respectively.

An allowance or provision for credit losses is established if there is evidence that the Fund will be unable to collect all amounts due according to the original contractual terms of the loan or finance lease receivable. The allowance for credit losses is reported as a reduction of the carrying value of the loan receivable on the Fund’s Balance Sheet. Additions to the allowance and provision for credit losses are recorded in the Fund’s Statements of Operations. Allowances and provisions for credit losses are evaluated periodically and on an individual asset and customer level. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized with the repossession of the collateral.

The accrual of interest income based on the original terms of the loan receivable may be discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recorded based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to the Fund’s Statements of Operations. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note.

The Fund does not provision for credit losses on a collective basis.

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, insurance arrangements, and borrower payment history, the Fund has not recorded a provision for credit losses on its loan receivables as of September 30, 2016 or December 31, 2015, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s Balance Sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses and Management Fees

The Manager charges the Fund management fees and the Fund reimburses the Manager for certain operating expenses directly related to the Fund. These fees are recognized on an accrual basis. See Note 9 for further details.

Comprehensive Income

The Fund follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income and its components. The Fund does not have any components of other comprehensive income, thus it is not presented separately in the Fund’s financial statements.

Distributions

The Manager has sole discretion to determine what portion, if any, of cash on hand will be distributed to the members. Regular distributions are made on a monthly basis and accrued at the end of each month. Regular monthly cash distributions are paid on the 15th day of the following month and reflected in the Fund’s Statement of Changes in Members’ Equity. Distributions accrued but not paid are recorded as a distribution payable on the Fund’s Balance Sheet.

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

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this standard becomes effective on the fiscal year ended December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The Fund is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments in the Statements of Cash Flows. The adoption of this standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a significant impact on the Fund’s financial statements.

3. LEASED EQUIPMENT AT COST

The following transactions were entered into by the Fund during the nine months ended September 30, 2016:

Railcar Portfolio

In April 2016, the Fund committed to a plan to sell its railcar portfolio and received a deposit of $250,000 from a U.S. purchaser in May 2016. The sale was completed in July 2016 and the Fund received an additional payment of sale proceeds of $9,376,000 from the buyer. As a result of the completion of the sale of the railcar portfolio, the Fund recognized a gain on sale in July 2016.

Bombardier CRJ 700 ER Aircraft Lease

In March 2016, the Fund entered into a purchase and sales agreement (“PSA”) to sell its Bombardier CRJ 700 ER aircraft. The Fund received a payment of $7,050,000 for the sale in addition to a $250,000 deposit received in October 2015. Upon execution of the PSA, beneficial interest in the aircraft passed to the buyer. However, the aircraft was not delivered and legal title was not transferred to the buyer until September 2016. The Fund recognized a gain on sale in September 2016.

The Fund recognized additional rental income in September 2016 due to the release of the maintenance reserves as management has assessed that no further reimbursements are required to be paid to the lessee. In addition, the maintenance reserve balance previously reported as restricted cash on the Balance Sheet has been included in cash and cash equivalents as of September 30, 2016.

Racetrack Equipment

The lease for the Fund’s racetrack equipment was amended during the three months ended September 30, 2016, resulting in a re-classification of the leases from operating leases and direct financing leases to sales type leases. See Note 5 for more information.

Leased equipment at cost net of accumulated depreciation consists of the following:

	September 30, 2016	December 31, 2015
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321	25,338,321
Aircraft Bombardier CRJ 700 ER	-	9,786,555
Flat bed rail cars	-	7,777,356
Racetrack equipment	-	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	5,768,966	5,768,966
Aircraft (Airbus model A320-200)	19,551,352	19,551,352
Less: Accumulated depreciation	(10,881,326)	(15,941,614)
	43,050,923	59,318,157

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period October 1 to December 31, 2016	$946,991
For the year ending December 31, 2017	6,338,715
For the year ending December 31, 2018	2,327,928
For the year ending December 31, 2019	2,233,572
For the year ending December 31, 2020	1,303,248
$13,150,454

Although there is a portion of future rentals receivable expected beyond the Fund’s liquidation period end date of July 1, 2019, the Fund expects to divest these operating leases, or the underlying operating leased assets, over the course of the next three years.

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investment in finance lease primarily relate to furniture, eight-seater aircrafts, manufacturing equipment, and smart safes. The following transactions were entered into by the Fund during the nine months ended September 30, 2016:

GA8-TC320 Airvan Aircraft

In January 2016, the lessee exercised the early buyout option on its lease and purchased one of the GA8-TC320 Airvan aircraft it had been leasing from the Fund. The lessee paid a purchase price of $553,025 and the Fund recognized a gain on the sale in January 2016.

Racetrack Equipment

The lease for the Fund’s motor racetrack equipment was amended in August 2016, resulting in a re-classification of the leases from operating leases and direct financing leases to sales type leases. See Note 5 for more information.

Net investment in finance lease (current and non-current) consists of the following:

	September 30, 2016	December 31, 2015
Minimum lease payments receivable	$1,205,576	$2,414,051
Estimated residual values of leased property (unguaranteed)	1,688,048	2,436,311
Less: Unearned income	(302,020)	(647,577)
Net investment in finance lease	$2,591,604	$4,202,785

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period October 1 to December 31, 2016	$231,033
For the year ending December 31, 2017	756,239
For the year ending December 31, 2018	218,304
For the year ending December 31, 2019	-
$1,205,576

5. NET INVESTMENT IN SALES TYPE LEASE

The Fund’s net investment in sales type lease relates to motor racetrack equipment. On August 23, 2016, the Fund signed an agreement with the lessee which amended the original lease agreement to allow the lessee to acquire the racetrack equipment from the Fund. This resulted in a re-classification of leases from operating and finance categories to a sales type lease. The Fund has re-classified these assets from “Non-current assets – Leased equipment at cost, net of accumulated depreciation” and “Current assets – Net investment in finance lease” to “Current assets – Net investment in sales-type lease” as at September 30, 2016. The Fund recognized a gain on the sale of the racetrack equipment in August 2016.

As of September 30, 2016, the net investment in sales type leases of $223,924 comprises minimum lease payments of $227,636 less unearned income of $3,712. There were no sales type lease balances as of December 31, 2015.

The future rentals receivable related to the Fund’s net investment in sales type lease at September 30, 2016 are all due within one year.

6. LOAN RECEIVABLES

The Fund carries its loan receivables at amortized cost on the Balance Sheet. The Fund recognizes interest income using the effective interest method.

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The finance facility has a term of two years and an interest rate of 10% per year.

The loan is secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. Of those fees, $140,000 was paid upon execution of the term sheet, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility at closing. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

In addition, in October and November 2014, the Fund entered into agreements to provide two finance facilities to one of its lessees for up to $540,000 and $588,328, respectively. The facilities had initial terms of 12 months but were both extended for an additional 2 years and have interest rates of 9.25 and 9.95%, respectively.

The Fund recognized interest income on its portfolio of loan receivables of $386,132 and $1,112,444 for the three and nine months ended September 30, 2016, respectively, and $11,562 and $35,447 for the three and nine months ended September 30, 2015, respectively.

7. PARTICIPATING INTEREST (ARRANGED BY A RELATED PARTY)

In 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group. During the nine months ended September 30, 2016 the Fund provided additional financing of $28,345,392 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The Fund’s advance was paid to MBL UK and the Fund receives principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivables on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The Fund received repayments of $33,617,748 during the nine months ended September 30, 2016, which included the outstanding receivable as of December 31, 2015. The balance outstanding on the Fund’s Balance Sheet as of September 30, 2016 was $2,703,597, of which $1,137,966 was repaid in November 2016.

The Fund recognized interest income on participating interests related to the Fund’s participation agreement with MBL UK of $144,483 and $486,489 for the three and nine months ended September 30, 2016, respectively, and $181,466 and $284,944 for the three and nine months ended September 30, 2015, respectively.

8. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan has a credit limit of $16,750,000 and an interest rate of 3.192% per year. The full amount of the loan was drawn down in October 2015. The Fund’s leased CFM56-7B jet engines, which had a net carrying value of $21,990,222 on the Fund’s Balance Sheet as of September 30, 2016, are pledged as collateral. The loan matures in October 2019 and can be repaid prior to maturity. The loan is recorded as long-term debt and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest expense using the effective interest method.

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $128,756 and $394,098 for the three and nine months ended September 30, 2016, respectively. There was no interest expense for the three and nine months ended September 30, 2015.

As of September 30, 2016, the scheduled maturities of long-term debt, including accretion of the debt discount over the next five years are detailed below. The maturity of the current drawdowns in 2019 are within the Fund’s liquidation period and coincide with the Fund’s intended wind-down period:

For the period October 1 to December 31, 2016	$433,745
For the year ending December 31, 2017	1,770,199
For the year ending December 31, 2018	1,830,145
For the year ending December 31, 2019	11,101,678
Thereafter	-
$15,135,767

9. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 7, the Fund entered into a participation agreement with MBL UK, a member of the Macquarie Group and an affiliate of the Manager.

The Fund pays the Manager and its affiliates fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements;

•	Asset management fees equal to the lesser of: (i) (a) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision); (b) 2% of gross rental payments from full payout leases which contain net lease provisions; and (c) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (ii) the amount of fees which are competitive for similar services;

•	Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor Return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax 8.0% per annum internal rate of return compounded daily on all capital contributions of members;

•	Outperformance fees depending upon the extent to which Investor Return has been achieved. Prior to the time that Investor Return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses the Manager incurs on behalf of the Fund.

For the three and nine months ended September 30, 2016 and 2015, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

For the three and nine months ended September 30, 2016 and 2015, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended		Nine Months Ended
Entity	Capacity	Description	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	-	-	222,517	25,630
Macquarie Asset Management Inc.	Manager	Management fees (2)	116,697	141,782	389,086	420,875
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	92,994	117,582	307,066	351,661
Macquarie Asset Management Inc.	Manager	Outperformance fees (2)	241,556	18,842	318,726	56,263
Macquarie Aircraft Leasing Services	Affiliate	Management fees (2)	17,010	21,150	51,030	63,450

(1) Amount is capitalized into the carrying value of loans receivable.
(2) Amount charged directly to operations.
(3) Amount for the nine months ended September 30, 2016 includes $12,740 allocated to the carrying amount of loan receivables and the remaining amount charged directly to operations.

10. EQUITY

As of September 30, 2016 and December 31, 2015, the Fund had 9,183,494 and 9,297,489 shares of limited liability company membership interests outstanding, respectively (including the DRP shares and net of repurchased shares). As of September 30, 2016 and December 31, 2015, the cumulative number of shares repurchased since inception was 474,623 and 360,628, respectively.

The Fund declared distributions of $24,151,424 during the three months ended September 30, 2016, of which $23,547,942 was paid and $603,482 was payable as of September 30, 2016. This included $22,299,991 of special distributions which were declared after the Fund commenced its liquidation period on July 1, 2016.

The $24,151,424 in distributions declared during the three months ended September 30, 2016 was approximately $2.63 per share of $10.00 par value membership interest ($9.00 par value for DRP shares), of which approximately $1.14 represented a partial-liquidating distribution paid from members’ equity.

11. FAIR VALUE MEASUREMENTS

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

Non-Recurring Fair Value Measurements

As of September 30, 2016 and December 31, 2015, there were no assets or liabilities measured using non-recurring fair value measurements.

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which generally approximate fair value. As of September 30, 2016 and December 31, 2015, the Fund’s financial instruments consisted of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above. The Fund’s participating interest – loan receivables, accrued interest receivable, other receivables, fees payable (related party), distributions payable, other payables, and accrued interest payable, are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets and liabilities.

The fair value of the Fund’s fixed rate loan receivables was estimated by discounting the future cash flows related to the loans. The discount rate was derived by adjusting the margin at inception for material changes in the counterparty’s risk and adding the applicable fixed rate based on the current interest rate curve. The fair value of the Fund’s fixed-rate non-recourse long-term debt was estimated by discounting the future cash flows related to the debt. The discount rate was derived by adjusting the margin at inception for material changes in the Fund’s risk and adding the applicable fixed rate based on the current interest rate curve. The Fund’s fixed rate loan receivables and long-term debt are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market.

	September 30, 2016
	Carrying Value	Fair Value

Fixed rate loans receivable	$13,578,152	$13,869,665

Fixed rate long-term debt	$15,135,767	$15,234,020

Fair value information with respect to certain financial instruments which are not carried on the Fund’s Balance Sheet at fair value is not separately provided given that fair value disclosures of lease arrangements is not required under U.S. GAAP and the carrying value of the Fund’s other financial instruments approximates fair value due to the fact that they have short term maturities (all less than one year) and credit risk is deemed low.

12. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of September 30, 2016 or December 31, 2015, respectively.

13. SUBSEQUENT EVENTS

In October 2016, the Fund declared and paid a special distribution of $5,000,002 to its members. In addition, the Fund paid the distribution of $603,482 that was outstanding on the Balance Sheet as “Distributions payable” as of the end of September 30, 2016.

In November 2016, the Fund received repayment of $1,137,966 of the outstanding balance on its participating interest agreement with MBL UK, as described in Note 7.

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

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of acquiring or originating a diversified portfolio of equipment and equipment leases. The Fund also made investments in loans collateralized by equipment, and other equipment-related transactions which allow it to directly or indirectly participate in the benefits and risks of equipment ownership or usage.

The Fund’s offering was for a total of 15,000,000 shares at a price of $10.00 per share, subject to certain reductions. The Fund also offered up to 800,000 shares pursuant to its Distribution Reinvestment Plan (“DRP”) at a public offering price of $9.00 per share. The Manager made capital contributions to the Fund totaling $1,505,000. The Fund’s fiscal year end is December 31.

The Fund’s offering period ended on March 19, 2012 and the Fund’s operating period commenced on that date. The Fund made investments in equipment, equipment leases and other equipment-related transactions during its operating period. The Fund’s liquidation period began on July 1, 2016 and may last for up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). During the liquidation period, the Fund will not pursue any new equipment lease and loan investment opportunities and will continue to manage end of lease options and investigate divestment opportunities for its portfolio.

As of November 14, 2016, the Fund had 9,183,494 shares of limited liability company interests outstanding (including the DRP shares and net of repurchase of shares).

Third Quarter Transactions

Participating Interest in Finance Facility

In 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group. During the three months ended September 30, 2016 the Fund provided additional financing of $8,215,771 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The Fund’s advance was paid to MBL UK and the Fund receives principal and interest payments from MBL UK. Repayment is predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as participating interest – loan receivables on the Fund’s Balance Sheet and recognized at amortized cost. The Fund recognizes interest income using the effective interest method. The loan is unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The Fund received repayments of $13,278,417 during the three months ended September 30, 2016, which included the outstanding receivable as of June 30, 2016. The balance outstanding on the Fund’s Balance Sheet as of September 30, 2016 was $2,703,597, of which $1,137,966 was repaid in November 2016.

Railcar Portfolio

In April 2016, the Fund committed to a plan to sell its railcar portfolio and received a deposit of $250,000 from a U.S. purchaser in May 2016. The sale was completed in July 2016 and the Fund received an additional payment of sale proceeds of $9,376,000 from the buyer. The Fund recognized a gain on sale in July 2016.

Bombardier CRJ 700 ER Aircraft Lease

In March 2016, the Fund entered into a purchase and sales agreement (“PSA”) to sell its Bombardier CRJ 700 ER aircraft. The Fund received a payment of $7,050,000 for the sale in addition to a $250,000 deposit received in October 2015. Upon execution of the PSA, beneficial interest in the aircraft passed to the buyer. However, the aircraft was delivered and legal title was transferred to the buyer in September 2016. The Fund recognized a gain on sale in September 2016.

The Fund recognized additional rental income during the three months ended September 30, 2016 due to the release of the maintenance reserves as management has assessed that no further reimbursements are required to be paid to the lessee. In addition, the maintenance reserve balance previously reported as restricted cash on the Fund’s Balance Sheet has been included in cash and cash equivalents as of September 30, 2016.

Racetrack Equipment

On August 23, 2016, the Fund signed an agreement with the lessee of its racetrack equipment which amended the original lease agreement to allow the lessee to acquire the racetrack equipment from the Fund. This resulted in a re-classification of leases from operating and finance categories to a sales type lease. The Fund has re-classified these assets from “Non-current assets – Leased equipment at cost, net of accumulated depreciation” and “Current assets – Net investment in finance lease” to “Current assets – Net investment in sales-type lease” as at September 30, 2016. The Fund has recognized a gain in August 2016 on the sale of the racetrack equipment.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Net income for the three months and nine months ended September 30, 2016 was $7,656,044 and $10,703,797, respectively, an increase of $6,128,246 and $6,101,015, respectively, compared with the same periods in 2015, due to the revenue and expense movements discussed below.

Total revenue for the three months ended September 30, 2016 was $9,282,364, an increase of $6,100,025, due to the following movements:

•	In the three months ended September 30, 2016, the Fund recognized gains of $5,107,777 on the sale of the Fund’s railcar portfolio, Bombardier CRJ 700 ER aircraft and racetrack equipment.

•	Rental income increased by $586,863, due to revenue recognized by the Fund in relation to the release of the maintenance reserves, partially offset by a decrease in rental income due to the sale of leased equipment as described above.

•	Interest income increased by $337,587 primarily due to $361,332 of interest income on the Fund’s loan facility with a U.S. drilling company which was initially funded in January 2016. See Note 6, “Loan Receivables”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a summary of the Fund’s agreement with the U.S. drilling company.

•	Other income increased by $79,073 due to fees following the sale of the Bombardier CRJ 700 ER aircraft and program development fees due under a vendor finance arrangement the Fund has with an Australian aircraft manufacturer, See Note 2, “Significant Accounting Policies”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a summary of the Fund’s vendor finance program.

Total expenses for the three months ended September 30, 2016 was $1,626,320, a decrease of $28,221, due to the following movements:

•	Other expenses increased by $268,274 due to an increase in outperformance fees paid to the Manager which is calculated based on the distributions paid to the members during the quarter.

•	The Fund recognized $128,756 in interest expense during the three months ended September 30, 2016 on its limited recourse loan facility. See Note 8, “Long-Term Debt”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a summary of the Fund’s limited recourse loan facility. The Fund did not incur any interest expense during the three months ended September 30, 2015.

•	The Fund’s depreciation expense decreased by $371,438 due to the aforementioned sale of the Fund’s railcar portfolio, Bombardier CRJ 700 ER aircraft and racetrack equipment.

•	There was a decrease in operating expenses of $24,588 and management fees of $29,225.

Total revenue for the nine months ended September 30, 2016 was $15,700,111, an increase of $6,169,591, due to the following movements:

•	The Fund recognized gains of $5,115,704 for the sale of the Fund’s railcar portfolio, Bombardier CRJ 700 ER aircraft, racetrack equipment and one GA8-TC320 Airvan aircraft.

•	Interest income increased by $1,278,542 primarily due to $1,036,508 of interest income on the Fund’s loan facility with a U.S. drilling company which was initially funded in January 2016. Interest income also increased due to additional drawdowns under the participation agreements with MBL UK.

•	Other income increased by $121,569 primarily due to fees following the sale of the Bombardier CRJ 700 ER aircraft and program development fees due under a vendor finance arrangement the Fund has with an Australian aircraft manufacturer, See Note 2, “Significant Accounting Policies”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a summary of the Fund’s vendor finance program.

•	Finance and rental income decreased by $334,949 due to the sale of leased equipment discussed above, partially offset by revenue recognized by the Fund in relation to the release of the maintenance reserves.

Total expenses for the nine months ended September 30, 2016 was $4,996,314, an increase of $68,576, due to the following movements:

•	Other expenses increased by $435,503 due to other professional fees and the outperformance fees paid to the Manager, as described above.

•	The Fund incurred interest expense of $394,098 on its limited recourse loan facility during the nine months ended September 30, 2016. See Note 8, “Long-Term Debt”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a summary of the Fund’s limited recourse loan facility. The Fund did not incur any interest expense during the nine months ended September 30, 2015.

•	The Fund’s depreciation expense decreased by $493,925 due to the sale of the Fund’s railcar portfolio, Bombardier CRJ 700 ER aircraft, racetrack equipment and one GA8-TC320 Airvan aircraft.

•	The increase in expenses in 2016 was also partially offset by a one-time impairment charge of $165,556 related to the Fund’s self-service checkout equipment that was recognized during the nine months ended September 30, 2015. No such charges were recorded during the same period in 2016.

•	There was a decrease in operating expenses of $57,335 and management fees of $44,209.

The Fund entered its liquidation period on July 1, 2016 and as a result, will not pursue any new equipment lease and loan investment opportunities. The Fund will continue to manage end of lease options and investigate divestment opportunities for its portfolio. During this period, the Fund’s revenue and net income may continue to decrease as it sells assets and pays distributions to its members.

Financial Condition

This section discusses the major variances in the Fund’s Balance Sheet from September 30, 2016 compared to December 31, 2015.

Total Assets

Total assets as of September 30, 2016 was $69,273,112, a decrease of $24,934,369 since December 31, 2015, which was due to the following movements:

•	Leased equipment at cost decreased by $16,267,234 due to depreciation expense, as well as the sale of the Fund’s railcar portfolio, Bombardier CRJ 700 ER aircraft and racetrack equipment.

•	Cash and cash equivalents decreased by $12,919,577 primarily due to cash outflows for funding of the aforementioned finance facility of $14,469,408, funding additional drawdowns under the MBL UK participation agreements of $28,345,392 and cash distributions paid to members of $31,872,559. Cash outflows were partially offset by cash inflows from rentals collected, loan principal repayments of $33,617,748 by MBL UK and $1,904,546 by the U.S. drilling company, proceeds of $9,626,000 received from the sale of the Fund’s railcar portfolio, proceeds of $7,050,000 for the sale of Bombardier CRJ 700 ER aircraft and buyout proceeds of $1,275,000 for the racetrack equipment portfolio.

•	Loan receivables increased by $12,507,450 due to the Fund providing a finance facility to a U.S. drilling company in January 2016. See Note 6, “Loan Receivables”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a summary of the Fund’s agreement with the U.S. drilling company.

•	Net investment in finance leases decreased by $1,611,181 due to the sale of a GA8-TC320 Airvan aircraft in the first quarter of 2016 and the sale of racetrack equipment in the third quarter of 2016.

•	Lease receivables decreased by $315,800 due to collection of outstanding rentals during the period.

Total Liabilities

Total liabilities as of September 30, 2016 was $18,013,282, a decrease of $2,950,975 since December 31, 2015, which was due to the following movements:

•	Maintenance reserve payables decreased due to the release of the maintenance reserve to income based on management’s assessment that no further maintenance payments were due to the lessee of the aforementioned Bombardier CRJ 700 ER aircraft.

•	Fees payable to the Manager increased due to reimbursable operating expenses incurred by the Manager on behalf of the Fund. Operating expenses payable to the Manager are settled annually in December.

•	Long-term debt decreased by $1,277,010 due to principal repayments made by the Fund.

Members’ Equity

Equity decreased by $21,983,394 during the nine months to $51,259,830 as of September 30, 2016, primarily due to distributions declared to members of $31,844,320, of which $31,240,838 was paid and $603,482 was payable as of September 30, 2016. The increase in distributions compared to prior periods is due to the Fund making additional distributions of $22,299,991 to its members in the September 2016 quarter as a result of the commencement of the Fund’s liquidation period on July 1, 2016. Additionally, 113,995 shares were redeemed (prior to the Manager’s suspension of the Fund’s share redemption program) for $842,871 during the nine months ended September 30, 2016. These decreases in equity were partially offset by net income of $10,703,797 for the nine month period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the nine months ended September 30, 2016 and 2015, respectively.

	September 30, 2016	September 30, 2015
Net cash provided by (used in) :
Operating activities	$8,183,464	$8,893,570
Investing activities	12,760,230	(7,705,323)
Financing activities	(33,863,271)	(5,941,229)
Net decrease in cash and cash equivalents	$(12,919,577)	$(4,752,982)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2016, the Fund had cash and cash equivalents of $6,848,080, an increase of $5,893,991 compared with September 30, 2015. The amount of cash provided by operating activities for the nine months ended September 30, 2016 and September 30, 2015, respectively, consisted primarily of rentals and interest collected from equipment leases and loans.

The cash provided by investing activities for the nine months ended September 30, 2016 is primarily attributable to the receipt of principal repayments on the MBL UK finance facilities of $33,617,748 and $1,904,546 on a loan facility with a U.S. drilling company, and sale proceeds of $9,626,000 for the railcar portfolio, sale proceeds of $7,050,000 for the Bombardier CRJ 700 ER aircraft and sale proceeds of $1,275,000 for the racetrack equipment portfolio. These cash inflows are partially offset by the origination of the loan facility with a U.S. drilling company of $14,469,408, and additional drawdowns of MBL UK participating loans of $28,345,392.

The cash used in investing activities for the nine months ended September 30, 2015 mainly comprised additional drawdowns of MBL UK participating loans of $29,304,991, partially offset by $22,619,796 in principal repayments on the MBL UK finance facilities.

The cash used in financing activities for the nine months ended September 30, 2016 is primarily attributable to distributions to members of $31,872,559, repayment of principal on long-term debt of $1,277,010 and share repurchases of $842,871. The cash used in financing activities for the nine months ended September 30, 2015 comprised mainly distributions to members of $5,626,347 and share repurchases of $511,185.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and main use of cash to date has been to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which are denominated in U.S. dollars and are on lease to corporate clients around the world. The Fund entered its liquidation period on July 1, 2016 and as a result, will no longer pursue new investments in equipment-related transactions or make loans to new counterparties. The Fund will continue to pay distributions to its members during this period.

As of November 14, 2016 we have used approximately $188,173,700 of the offering and equipment sale proceeds to acquire the following assets:

Asset Type	Purchase Price
Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Bombardier CRJ 700 ER aircraft (sold in September 2016)	9,786,555
Self-serve checkout equipment (sold in September 2015)	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in November 2013, March 2014 and September 2014)	1,012,843
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars (sold in July 2016)	7,777,356
Racetrack equipment (sold in August 2016)	5,311,507
Smart safes	3,294,694
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	2,499,292
GA8-TC320 Airvan Aircraft (sold in May 2014, August 2014, December 2014 and January 2016)	2,184,398
Financing provided to aircraft lessor	1,128,328
Financing provided to the US drilling company	15,000,000
Financing provided under participating loan arrangements (fully repaid)	70,980,074
Financing provided under participating loan arrangements	1,565,631
Bus manufacturing equipment	854,333
$188,173,700

Sources of Liquidity

The last day of the Fund’s operating period was June 30, 2016 and its liquidation period began on July 1, 2016. The liquidation period is the time-frame in which the Fund’s equipment under lease will be sold in the normal course of business. During this time period, it is anticipated that a substantial portion of the Fund’s cash outflows will be for operating activities and the majority of cash inflows will likely be from operating and investing activities. The Fund anticipates that cash generated from operating activities such as rentals and interest received, cash generated from investing activities such as the proceeds on the sales of assets, and any cash from debt borrowings will be sufficient to finance the Fund’s liquidity requirements for the foreseeable future, including distributions to our members, payment of management fees, equipment maintenance events, and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

The Fund’s liquidity may be adversely affected by unanticipated or greater than anticipated operating costs or losses, including the inability of a client of the Fund to make timely lease payments or costs associated with off lease assets or lower than expected proceeds on sale of leased equipment or repayment of loans. The Manager has no intent to permanently fund any cash flow deficit of the Fund or provide other financial assistance to the Fund.

Distributions

The Fund paid total cash distributions of $24,155,593 and $1,884,242 to our members during the three months ended September 30, 2016 and 2015, respectively and cash distributions of $31,872,559 and $5,626,347 to our members during the nine months ended September 30, 2016 and 2015, respectively. The increase in the amount of distributions paid during both periods reflects the ongoing payment to investors from the proceeds of sale of equipment during the liquidation period of the Fund.

While the Fund anticipates making monthly cash distributions during the liquidation period where possible, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of September 30, 2016 or December 31, 2015, respectively.

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Significant Accounting Policies”, in our financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for financial information and further discussions, for a summary of the Fund’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although this information is not required to be disclosed for smaller reporting companies, we believe that there have been no material changes to the disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 2, 2016.

Item 4. Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. The has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2016	57,917	$6.99	57,917	-
August 1 to August 31, 2016	-	-	-	-
September 1 to September 30, 2016	-	-	-	-
Total	57,917	6.99	57,917	-

(1)	Our operating agreement, dated June 19, 2009, and which does not have an expiration date, allows for the repurchase of shares according to a specified repurchase formula set forth therein. Our operating agreement limits the number of shares that can be repurchased in any one year, but there is no maximum number of shares that may be repurchased over time. Repurchased shares may not be reissued. To coincide with the beginning of the Fund’s liquidation period on July 1, 2016, the Manager suspended the Fund’s share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ David Fahy
Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: November 14, 2016

By:	/S/ Brett Beldner
Name:	Brett Beldner
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: November 14, 2016

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant.

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended September 30, 2016, filed on November 14 , 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (ii) the Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited), (iii) the Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited), (iv) the Statements of Changes in Members’ Equity for the Nine Months Ended September 30, 2016 (Unaudited) and, (v) the Notes to Financial Statements (Unaudited).

___________________

*	Filed herewith.
**	Furnished, rather than filed herewith.

E-1