Form 10-K
period 2016-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2017-02-24
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

There were 9,171,660 shares of limited liability company membership interests outstanding as of February 24, 2017.

FORWARD-LOOKING STATEMENTS

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our expectations for future periods. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. In particular, changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012. The Fund’s operating period commenced on that date and ceased on June 30, 2016. The Fund’s liquidation period commenced on July 1, 2016 and may last for up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s share redemption plan. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). During the liquidation period, the Fund will not pursue any new equipment lease and loan investment opportunities and will continue to manage end of lease options and investigate divestment opportunities for its portfolio.

Investment Objectives

The Fund’s principal investment objectives were to:

•   Preserve, protect and return invested capital. The Fund built a portfolio of equipment, equipment leases and loans, and other equipment-related investments with the objective of preserving, protecting and returning invested capital.

•   Generate regular monthly cash distributions. The Fund developed a portfolio of varied equipment types, transaction types and clients, with a variety of long and short term transaction periods, with the objective of receiving regular cash from its investments. The Fund has generated cash through rental and interest payments from its clients, from the sale of equipment, from the sale of leases, and from other investments. In turn, the Fund made regular monthly cash distributions since the initial closing date of its offering and throughout its operating period and liquidation period to date.

•   Reduce the Fund’s overall risk through diversification of its portfolio. The Fund diversified its portfolio by acquiring, directly or indirectly, different types of assets, by entering into or acquiring leases of different durations and by acquiring equipment and investing in other equipment-related transactions in different geographies and industries. Diversification of the Fund’s portfolio has reduced its risk of changes in any particular market sector or of any particular client’s willingness or ability to make payments under a lease. As the Fund divests its leased assets over the liquidation period, the composition of its portfolio will change and diversification may decrease.

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

The Fund has invested in equipment classes which include aviation equipment such as commercial jet engines and general and commercial aircraft, manufacturing equipment such as machine tools, technological equipment such as smart safes, and/or other types of equipment that the Manager determines may meet the Fund’s investment objectives. The Fund invested in equipment located both within and outside the U.S., and all equipment purchased by the Fund has been leased to corporate clients.

When contemplating investments in equipment, the Manager considered a range of factors including the remaining economic useful life of the equipment, the anticipated residual value of the equipment, whether the equipment was new or used and the condition of the equipment, equipment registration and regulatory considerations, portfolio diversification, client considerations such as available financial information about the client and how essential the equipment was to the operations of the client, the cash flow profile of the equipment and the depth of the equipment market and exit mechanisms.

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

Founded in 1969, Macquarie employs more than 13,800 people in over 27 countries as of September 30, 2016 and had assets under management of $A493 billion.

The Manager forms part of Macquarie Group’s Corporate and Asset Finance Group, which consists of an asset finance business which provides specialist finance and asset management solutions globally, and a lending business which provides primary financing to clients and invests in credit assets in secondary markets. As of September 30, 2016, the Corporate and Asset Finance Group had approximately $A38.1 billion of equipment leases and loans and over 1,350 employees located in North America, Europe, Asia and Australia/New Zealand.

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

Industry

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive across products and geographic regions. The Fund carries on business in the U.S. and in foreign jurisdictions. The following figures (in U.S. Dollars) from the White Clarke Group 2016 Global Leasing Report provide an overview of the size of the global equipment leasing industry:

•   Top 50 countries reported modest growth in new business volume of 6.8% to $944 billion.

•   North America comprises approximately 39% of annual world market volume, Europe 34.7% and Asia 20.6%.

•   The top 10 countries, measured by way of annual volume (in parentheses), are as follows: U.S. ($337 billion), China ($115 billion), United Kingdom ($78 billion), Germany ($68 billion), Japan ($56 billion), Australia ($35 billion), France ($32 billion), Canada ($31 billion), Sweden ($19 billion) and Italy ($18 billion).

The Fund operates across a number of segments within the equipment leasing industry. The Fund has operated primarily as a global equipment leasing company with a focus on providing primarily non-full payout (operating) leases to mainly corporate clients across a range of equipment classes, although it also entered into small ticket lease transactions and full payout loans and leases during its operating period. Its returns have been influenced by competitive conditions existing within the equipment leasing industry, including general economic conditions and the Fund’s ability to provide lease pricing and terms and structures which were attractive versus competitors.

For further information regarding the Fund’s geographic revenues and assets, and major customers, see Item 8 of this report under the caption “Financial Statements and Supplementary Data – Notes to the Financial Statements,” at Notes 2 through 5 thereof, which information is hereby incorporated by reference.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. The Fund’s competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies or their affiliated financing companies may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we have offered. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in leased equipment. Many of these potential competitors are larger and have greater financial resources than us.

Existing Portfolio – Status Report

As of December 31, 2016, our portfolio is represented by the investments as described below, aggregating to a total investment amount of $57,978,387 (net of disposals). The Fund disposed of one GA8-TC320 Airvan aircraft, a portfolio of flatbed rail cars, a portfolio of racetrack equipment and a Bombardier CRJ 700 ER aircraft during the year ended December 31, 2016. The Fund acquired bus manufacturing equipment and disposed of self-serve checkout equipment during the year ended December 31, 2015. As of December 31, 2016 and 2015, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment in certain sectors as follows:

		Percentage of Total Equipment Cost
Sector	Asset Type	2016	2015

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	44%	31%
Aviation	Bombardier CRJ 700 ER aircraft	**	12%
Railcars	Flat bed rail cars	**	*
Technology/Transportation	Racetrack equipment	**	*
Technology	Smart safes	*	*
Manufacturing Equipment	Machine tool equipment	*	*
Aviation	Aircraft (Airbus model A320-200)	34%	24%
Retirement Community/Assisted Living	Furniture	*	*
Aviation	GA8-TC320 Airvan Aircraft	*	*
Manufacturing Equipment	Bus manufacturing equipment	*	*

* Less than 10%

** Not in Existence

In addition, the Fund has a portfolio of loan receivables, including a $15,000,000 facility entered in January 2016 with a U.S. drilling company and two facilities with an Australian aircraft manufacturer, entered in 2014 and 2015, for a total amount of $1,119,503, net of fees received.

The Fund entered into a limited recourse loan agreement with a credit limit of $16,750,000 in 2015, the full amount of which was drawn down in October 2015, with the Fund’s leased CFM56-7B jet engines pledged as collateral.

Equipment Leasing Activities

The Fund has a diversified portfolio of equipment. The Fund did not complete any acquisitions during the year ended December 31, 2016.

The following table sets forth the transactions entered into by the Fund during the year ended December 31, 2015 and the types of asset financed:

Sector	Asset Type	Purchase Price	Percentage of Total Acquisitions

Manufacturing Equipment	Bus manufacturing equipment	$856,751	100%

		$856,751

The following table sets forth the sales of the Fund’s leased equipment during the years ended December 31, 2016 and 2015, and the types of assets disposed of:

		2016	2015

Sector	Asset Type	Sale Price	Sale Price

Technology	Self-serve checkout equipment	-	225,500
Aviation	Bombardier CRJ 700 ER Aircraft	7,300,000	-
Railcars	Flat bed rail cars	9,626,000	-
Aviation	GA8-TC320 Airvan Aircraft	553,025	-
Transportation	Racetrack equipment	1,502,635	-

		$18,981,660	$225,500

During the years ended December 31, 2016 and 2015, certain leases generated significant portions (defined as 10% or more) of the Fund’s total leasing revenues. Each asset type listed below relates to one lessee. Concentrations were as follows:

		Percentage of Total Leasing Revenues
Sector	Asset Type	2016	2015

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	21%	19%
Aviation	Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	19%	15%
Technology	Self-serve checkout equipment	**	*
Railcars	Flat bed rail cars	*	12%
Technology/Transportation	Racetrack equipment	*	*
Manufacturing Equipment	Machine tool equipment	13%	12%
Aviation	Aircraft (Airbus model A320-200)	22%	21%
Technology	Smart safes	*	*
Retirement Community/Assisted Living	Furniture	*	*
Aviation	GA8-TC320 Airvan Aircraft	*	*
Manufacturing Equipment	Bus manufacturing equipment	*	*

* Less than 10%

** Not in Existence

These percentages are not expected to be comparable in future periods, as the Fund is now in its liquidation period.

Employees

The Fund has no direct employees. The Manager has full and exclusive control over the Fund’s management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.macquarie.com/mami following their electronic filing with the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549, on official business days during the hours of 10.00am to 3.00pm. Our reports are also available on the SEC’s website at http://www.sec.gov.

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

Members

As of December 31, 2016, the Fund had a total of 2,506 members.

Share Valuation

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members to include an estimate of a per share value on a customer account statement, we are required pursuant to NASD Rule 2340(c) to disclose in each annual report distributed to our members a “per share” estimated value, the method by which we developed the estimated value, and the date of the financial reports used to develop the estimated value. The initial report related to the Fund’s estimated per share valuation was filed with the SEC on June 17, 2016 for the period ended December 31, 2015. Our Manager has prepared the estimated per share values and confirmed certain of the values with the assistance of third party valuation experts, or valuation services. The estimate of our per share value is based on the orderly liquidation of our assets and liabilities and is more fully described below. In addition, our Manager prepares a statement of our estimated per share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.

During the offering of our shares, and for a period of up to 18 months after the end of our offering period, the value of our shares was estimated to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. Our offering period ended on March 19, 2012.

Following the termination of the offering period, the estimated value of our shares has been based on the estimated amount that a holder of a share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculate the sum of: (i) the fair market value of our leases, equipment held for sale or lease, and other assets; and (ii) our cash on hand. From this amount, we subtract our total debt outstanding and then divide that sum by the total number of shares outstanding. This methodology conforms to industry standards for equipment leasing investment programs. The value of our shares as of December 31, 2016 is estimated to be $5.55 per share. Total distributions to shareholders on a per share basis in 2016 had a cumulative value of approximately $4.21 per share. The reduction in the estimated per share value of the Fund from $9.33 (being the estimated per share value of the Fund as of December 31, 2015) to $5.55 is primarily due to these liquidating distributions.

The foregoing valuation is an estimate only, and we may subsequently revise this valuation. The methodology utilized by our management in estimating our per share value is subject to various limitations and is based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per share valuation, and no attempt was made to value us as an enterprise. Further information related to the development of the per share valuation is available from the Form 8-K report filed by the Fund with the SEC on February 16, 2017.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions. The types and amounts of our assets as of the reference date for such valuation has been confirmed through third party services, and should not be viewed as an independent assessment of the value of our shares or our assets. In addition, as stated above, as there is no significant public trading market for our shares at this time and none is expected to develop, there can be no assurance that limited partners could receive $5.55 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Furthermore, there can be no assurance:

•	as to the amount investors may actually receive if and when we seek to liquidate our assets or the amount of lease payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $5.55 per share.

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The repurchase price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our shares for the ERISA and FINRA purposes described above and, therefore, the $5.55 per share does not reflect the amount that a member would receive under our repurchase plan. In addition, there can be no assurance that a member will be able to redeem their shares under our redemption plan if the plan were presently active. To coincide with the beginning of the Fund’s liquidation period which commenced on July 1, 2016, the Manager suspended the Fund’s redemption plan. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended).

Distributions

The Fund declared distributions to its members totaling $38,696,115 and $7,476,254 during the years ended December 31, 2016 and 2015, respectively.

While the Fund anticipates that it will continue to make monthly cash distributions, it may vary the amount of, or completely suspend making, distributions at any time and without notice.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan.

Share Repurchases

We repurchased 113,995 shares during the year ended December 31, 2016 compared to repurchases of 98,828 shares during the year ended December 31, 2015. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our operating agreement. Repurchased shares have no voting rights and do not share in distributions with other members. Our operating agreement limits the number of shares that can be repurchased in any one year and repurchased shares may not be reissued.

There were no shares repurchased during the quarter ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2016	-	$-	-	-
November 1 to November 30, 2016	-	-	-	-
December 1 to December 31, 2016	-	-	-	-
Total	-	$-	-	-

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations as of and for the year ended December 31, 2016. This discussion should be read together with the Fund’s financial statements contained under Item 8 of this Annual Report on Form 10-K. This discussion should also be read in conjunction with the disclosures above regarding “Forward-Looking Statements.”

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquired or originated a diversified portfolio of equipment and equipment leases and loans, and other equipment-related investments. The majority of the Fund’s equipment is leased to corporate clients. The Fund’s objective was to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

The Fund’s offering period ended on March 19, 2012. The Fund’s operating period commenced on that date. The Fund acquired and disposed of equipment, entered into equipment lease and other equipment-related transactions and made loans secured by equipment collateral during the operating period. During the operating period, the Fund generated cash from equipment leases and loans. In addition, as owned equipment has come off lease, the Fund has either sold or re-leased that equipment. Thus, the Fund has also generated cash through the sale of owned equipment. The Fund reinvested equipment sale proceeds and cash generated from equipment investments into additional equipment during the operating period to the extent that the cash was not required to pay distributions and expenses or be set aside as reserves. The Fund’s revenue has been impacted by the timing of when sales proceeds can be invested in new equipment transactions. During any fiscal period, the Fund’s revenue may have been higher or lower depending on when equipment came off lease and the time it took to re-lease or sell the equipment.

The Fund’s operating period ceased on June 30, 2016 and its liquidation period commenced on July 1, 2016, and may last for a period of up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). During the liquidation period, the Fund will not pursue any new equipment lease and loan investment opportunities and will continue to manage end of lease options and investigate divestment opportunities for its portfolio.

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

Recent Transactions

We engaged in the following transactions during 2016:

Loan Receivables

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

The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. $140,000 of the fees were paid upon execution of the term sheet, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility at closing. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs of $237,740 which were directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

GA8-TC320 Airvan Aircraft

In January 2016, the lessee of the Fund’s GA8-TC320 Airvan aircraft exercised the early buyout option on its lease and repurchased one of the aircraft it had been leasing from the Fund. The lessee paid a purchase price of $553,025 and the Fund recognized a gain on the sale in the first quarter of 2016.

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

Bombardier CRJ 700 ER Aircraft

In March 2016, the Fund entered into a purchase and sales agreement (“PSA”) to sell its Bombardier CRJ 700 ER aircraft. Under the terms of the PSA, the Fund received a payment of $7,050,000 for the sale in addition to a $250,000 deposit, which was received in October 2015. Upon execution of the PSA, beneficial interest in the aircraft passed to the buyer. However, the aircraft was not delivered and legal title was not transferred to the buyer until September 2016. The Fund recognized a gain on sale in September 2016.

The Fund also recognized additional finance and rental income in September 2016 due to the release of the maintenance reserves relating to this aircraft, as management assessed that no further reimbursements from such reserves were required to be paid to the lessee.

Racetrack Equipment

On August 23, 2016, the Fund signed an agreement with the lessee of its racetrack equipment which amended the original lease agreement to allow the lessee to acquire the racetrack equipment from the Fund at the end of the lease in November 2016. Total proceeds were $1,502,635, comprised of sale proceeds of $1,275,000 received in the third quarter of 2016 and the initial deposit of $227,635 received at lease inception. The Fund recognized a gain on sale in August 2016 upon the amendment of the lease, as a result of the sale of the racetrack equipment.

Results of Operations for the Year Ended December 31, 2016

The Fund entered its liquidation period on July 1, 2016. During the liquidation period, the Fund will continue to manage end of lease options and investigate divestment opportunities for its portfolio. These activities are reflected in the results of operations, balance sheet movements and liquidity analysis below.

Total revenue for the year ended December 31, 2016 increased by $5,393,419 to $17,949,114 primarily due to;

•	Gains of $5,115,704 on the sales of leased equipment;
•	Higher interest income of $1,499,410 mainly due to the Fund’s loan to the U.S. drilling company, the full amount of which was drawn down in January 2016; and
•	Lower finance and rental income of $1,378,862 due to the aforementioned sales of the leased assets, net of the release of maintenance reserves for the aforementioned Bombardier CRJ 700ER aircraft.

Total expenses for the year ended December 31, 2016 decreased by $212,826 to $6,372,531 primarily due to;

•	Lower depreciation expense of $866,583 due to the aforementioned sales of operating lease assets; and
•	The year ended December 31, 2015 included an impairment charge of $165,556 which did not recur in 2016; partially offset by,
•	An increase in interest expense of $392,072 as 2016 included a full year of interest while 2015 only included 3 months (as the loan from the Japanese bank was drawn in October 2015); and

•	The fees to the Manager increased by $312,209 as a result of higher distributions declared during 2016, for which the Manager receives a 1% fee.

As a result, the Fund’s net income for the year ended December 31, 2016 increased by $5,606,245 to $11,576,583 as compared to $5,970,338 for the year ended December 31, 2015.

Inflation and changing prices have not had a material impact on the Fund’s leasing and interest revenue, net sales and income from continuing operations for the years ended December 31, 2016 and 2015, respectively.

Financial Condition

This section discusses the major balance sheet movements from 2016 compared to 2015.

Total Assets

Total assets decreased by $32,006,702 to $62,200,779 as of December 31, 2016 primarily as a result of:

•	Depreciation expense relating to operating lease assets of $3,814,615 along with a decrease of $14,203,698 from the sales of the aforementioned lease assets, offset by $18,504,025 in sale proceeds;
•	A reduction in cash of $38,703,860 from the payment of distributions, offset by $9,655,223 from routine cash flows from operations such as lease rental income and operating expense payments;
•	Loan receivables increased by $11,522,588 primarily as a result of the new loan issued to the U.S. drilling company (offset by a corresponding decrease in cash); and
•	Participating interest – loan receivables (related party) decreased by $7,575,953 due to the net receipt of outstanding balances from the prior year end (offset by a corresponding increase in cash).

The decrease in total assets reflects the Fund’s divestment of its leased assets during the liquidation period as well as cash payments made by the Fund for distributions to members.

Total Liabilities

Total liabilities decreased by $4,044,299 to $16,919,958 as of December 31, 2016 primarily as a result of:

•	The release of the maintenance reserve liability into income;
•	A reduction in our loan with the Japanese bank of $1,710,753 due to normal monthly repayments of principal and interest; and
•	A $250,000 reduction in deposits for the sale of equipment received in 2015, relating to the completion of asset sales in 2016.

Members’ Equity

Members’ equity decreased by $27,962,403 to $45,280,821 as of December 31, 2016. The decrease in members’ equity is primarily due to distributions declared to investors of $38,696,115, of which $623,976 remains payable as of December 31, 2016. Additionally, 113,995 shares were redeemed for $842,871 during the year ended December 31, 2016. This decrease was offset by net income of $11,576,583 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Net cash provided by/(used in) :
Operating activities	$9,663,702	$11,765,953
Investing activities	16,459,904	(6,051,003)
Financing activities	(41,128,315)	8,345,636
Net (decrease)/increase in cash and cash equivalents	$(15,004,709)	$14,060,586

See Statements of Cash Flows included in “Item 8. Financial Statements” of this Annual Report on Form 10-K for additional information.

As of December 31, 2016, the Fund had cash and cash equivalents of $4,762,948. Cash provided by operating activities consisted primarily of rentals and interest from equipment leases and loans, partially offset by cash paid for ongoing expenses. The decrease of $2,102,251 from the prior year is a result of the sales of assets throughout the year, resulting in lower lease rentals received.

The cash provided by investing activities for the year ended December 31, 2016 was comprised of $18,504,025 in proceeds received from the sale of leased assets and $7,975,953 net receipts on participating interest – loan receivables (related party), partially offset by $11,465,344 in advances made to borrowers (net of repayments). The prior year included net outgoing advances made on participating interest – loan receivables (related party) of $4,685,734 and $856,751 paid for investments in capital equipment.

The cash used in financing activities for the year ended December 31, 2016 was mainly comprised of $38,703,860 in distributions and $1,710,754 in loan repayments. The cash provided by financing activities for the year ended December 31, 2015 was primarily attributable to new loan facility drawn down by the Fund in October 2015, net of distributions to members and share repurchases.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and our main use of cash during the offering and operating periods was to acquire a diversified portfolio of equipment, equipment leases and other equipment-related investments which are denominated in U.S. dollars and leased to corporate clients around the world. We have also made investments in other equipment-related transactions which has allowed us to directly or indirectly participate in the benefits and risks of equipment ownership or usage and make loans collateralized by equipment.

As of February 24, 2017 we have used approximately $188,173,701 of the offering and equipment sale proceeds to acquire the following assets and enter into the following loan facilities:

Purchase Price

Participation interest in Commercial jet aircraft engines (sold in March 2012)	$6,500,000
Bombardier CRJ 700 ER aircraft (sold in September 2016)	9,786,555
Self-serve checkout equipment (sold in September 2015)	2,097,353
ETS-364B semiconductor test system (sold in May 2012)	383,898
Furniture, office and other related equipments	669,010
Furniture, office and other related equipments (sold in November 2013, March 2014 and September 2014)	1,012,843
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Flat bed rail cars (sold in July 2016)	7,777,356
Racetrack equipment (sold in August 2016)	5,311,507
Smart safes	3,294,695
Smart safes (sold in July 2013)	68,989
Machine tool equipment	5,768,966
Aircraft (Airbus model A320-200)	19,551,352
GA8-TC320 Airvan Aircraft	2,499,292
GA8-TC320 Airvan Aircraft (sold in May 2014, August 2014, December 2014 and January 2016)	2,184,398
Financing provided to aircraft lessor	1,128,328
Financing provided to the US drilling company	15,000,000
Financing provided under participating loan arrangements (fully repaid)	72,545,705
Bus manufacturing equipment	854,333
$188,173,701

Sources of Liquidity

We believe that cash generated from our operating activities and from debt borrowings will be sufficient to finance our liquidity requirements for the foreseeable future, and throughout the liquidation period, including distributions to our members, payment of management fees, equipment maintenance events, and administrative expense reimbursements. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

The Fund’s liquidity may be adversely affected by unanticipated or greater than anticipated operating costs or losses, including the inability of a client of the Fund to make timely lease payments or costs associated with off lease assets or assets available for sale. The Fund anticipates that it will fund its operations from cash flow generated by operating activities and investing activities, including the sale of leased assets throughout the liquidation period. The Manager has no intent to permanently fund any cash flow deficit of the Fund or provide other financial assistance to the Fund.

Distributions

The Fund paid total cash distributions of $38,703,860 and $7,482,968 to its members during the years ended December 31, 2016 and 2015, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Arrangements

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet arrangements as of December 31, 2016.

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

The Fund commenced making investments in equipment, equipment leases and other equipment-related transactions in 2010. Since that time, the Fund has been, and will continue to be, exposed to certain risks. Among these are the risks that equipment the Fund purchases will be worth less than anticipated at the end of the term of the lease and the risk that the Fund’s clients will fail to pay rent as required under its leases or make interest and principal loan repayments. In addition, during the Fund’s operating period, the Fund was exposed to the risk that the Fund would not be able to source appropriate or attractive investments given the highly competitive nature of the equipment leasing industry. Now that the Fund has entered its liquidation period, the Fund will not pursue any new equipment lease and loan investment opportunities and will continue to manage end of lease options and investigate divestment opportunities for its portfolio. As such, the Fund may be exposed to the risk that it is unable to secure suitable exit strategies for its asset portfolio or obtain sale prices in accordance with the value of the equipment.

To date, all of the Fund’s investments are subject to fixed interest rates and all are denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk are insignificant at this time to both our financial position and our results of operations. As of December 31, 2016, the Fund has no exposure to derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Macquarie Equipment Leasing Fund, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Macquarie Equipment Leasing Fund, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2017

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$4,762,948	$19,767,657
Restricted cash	-	1,445,270
Leased equipment held for sale	19,046,393	-
Net investment in finance lease	537,382	1,246,922
Loan receivables (less: unamortized deferred loan origination fees and costs of $45,858 and $8,376 as of December 31, 2016 and 2015, respectively)	12,593,290	1,070,702
Participating interest - loan receivables (related party)	-	7,975,953
Accrued interest receivable	114,231	53,429
Lease receivables	-	315,800
Maintenance reserve and other receivables	28,479	54,156
Other assets	-	3,572
Total Current Assets	37,082,723	31,933,461

Non-current Assets
Net investment in finance lease	1,890,442	2,955,863
Leased equipment at cost (net of accumulated depreciation of $5,384,317 and $15,941,614 as of December 31, 2016 and 2015, respectively)	23,227,614	59,318,157
Total Non-current Assets	25,118,056	62,274,020

Total Assets	$62,200,779	$94,207,481

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$42,364	$23,913
Deferred finance and rental income	951,429	1,132,749
Distribution payable	623,976	631,721
Other payables	124,624	838,340
Maintenance reserve	-	1,445,621
Accrued interest payable	30,896	34,491
Current portion of long-term debt	1,770,199	1,710,754
Total Current Liabilities	3,543,488	5,817,589

Non-current Liabilities
Other payables	444,645	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs of $50,746 and $56,651 as of December 31, 2016 and 2015, respectively)	12,931,825	14,702,023
Total Non-current Liabilities	13,376,470	15,146,668

Total Liabilities	16,919,958	20,964,257

Commitments and Contingencies

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,183,494 and 9,297,489 shares as of December 31, 2016
and 2015, respectively, net of repurchases of 474,623 and 360,628, respectively	45,280,821	62,581,865
Accumulated surplus	-	10,661,359
Total Members’ Equity	45,280,821	73,243,224

Total Liabilities and Members’ Equity	$62,200,779	$94,207,481

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2016	December 31, 2015
REVENUE

Finance and rental income	$10,646,123	$12,024,985
Gain on sale of leased equipment	5,115,704	11,275
Interest income	1,992,600	493,190
Other income	194,687	26,245

Total revenue	17,949,114	12,555,695

EXPENSES

Operating expenses (related party)	373,074	458,743
Management fees (related party)	568,133	635,393
Depreciation	3,814,615	4,681,198
Interest expense	519,217	127,145
Impairment loss	-	165,556
Other expenses (including related party expenses of $387,039 and $74,830 for the years ended December 31, 2016 and 2015, respectively)	1,097,492	517,322

Total expenses	6,372,531	6,585,357

Net income	$11,576,583	$5,970,338

Basic and diluted earnings per share	$1.26	$0.64

Weighted average number of shares outstanding: basic and diluted	9,220,361	9,345,330

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2016	December 31, 2015
Cash flow from operating activities:
Net income	$11,576,583	$5,970,338

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,814,615	4,681,198
Impairment loss	-	165,556
Gain on sale of leased equipment	(5,115,704)	(11,275)
Recognition of maintenance reserves in finance and rental income	(1,582,919)	-
Amortization of loan origination fees	(50,408)	-
Amortization of debt issuance costs	5,905	965
Changes in operating assets and liabilities:
Fees payable (related party)	5,711	16,480
Lease receivables	315,800	(315,800)
Accrued interest receivable	(60,802)	(30,683)
Net investment in finance lease	800,797	882,498
Net investment in sales type lease	337,743	-
Other receivables	33,808	(5,342)
Other payables	(236,084)	374,902
Accrued interest payable	(3,595)	34,491
Deferred finance and rental income	(181,320)	1,159
Other assets	3,572	1,466
Net cash provided by operating activities	9,663,702	11,765,953

Cash flow from investing activities:
Investment in capital leased equipment	-	(856,751)
Proceeds from sale of leased equipment	18,504,025	225,500
Participating interest - loan receivables (related party)	(28,345,392)	(39,200,313)
Repayment of participating interest - loan receivables (related party)	36,321,345	34,514,579
Loan to others	(14,470,905)	(579,503)
Repayment of loan by others	3,005,561	41,788
Restricted cash	1,445,270	(196,303)
Net cash provided by/(used in) investing activities	16,459,904	(6,051,003)

Cash flow from financing activities:
Distributions paid to members	(38,703,860)	(7,482,968)
Repurchase of shares	(842,871)	(779,511)
Proceeds from long-term debt	-	16,692,384
Repayment of principal on long-term debt	(1,710,754)	(280,572)
Maintenance reserve received	129,170	196,303
Net cash (used in)/provided by financing activities	(41,128,315)	8,345,636

Net (decrease) increase in cash and cash equivalents	(15,004,709)	14,060,586

Cash and cash equivalents, beginning of the year	19,767,657	5,707,071

Cash and cash equivalents, end of the year	$4,762,948	$19,767,657

Supplemental disclosures of cash flow information
Non cash investing and financing activities
Transfer of maintenance reserves into income	$1,582,919	$(43,573)
Operating expenses from Manager capitalized into loan to others	$12,740	$-
Loan to others	$620,000	$-
Repayment of loan by others	$430,000	$-
Distribution payable	$623,976	$631,721
Interest and taxes paid
Cash paid during the year for interest	$509,269	$79,892

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total
Balance at December 31, 2014	9,396,317	$62,410,244	$951,132	$12,047,939	$119,336	$75,528,651
Repurchase of shares	(98,828)	(779,511)	-	-	-	(779,511)
Distribution to members ($0.80 per share)	-	-	-	(7,346,822)	(129,432)	(7,476,254)
Net income	-	-	-	5,866,997	103,341	5,970,338
Balance at December 31, 2015	9,297,489	$61,630,733	$951,132	$10,568,114	$93,245	$73,243,224
Repurchase of shares	(113,995)	(842,871)	-	-	-	(842,871)
Distribution to members ($2.42 per share)	-	-	-	(21,941,184)	(296,758)	(22,237,942)
Partial-liquidating distribution ($1.79 per share)	-	(16,074,161)	(384,012)			(16,458,173)
Net income	-	-	-	11,373,070	203,513	11,576,583
Balance at December 31, 2016	9,183,494	$44,713,701	$567,120	$-	$-	$45,280,821

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquired or originated a diversified portfolio of equipment, equipment leases and loans, and other equipment-related investments. The majority of the equipment is leased to corporate clients. The Fund’s objective was to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager made a total of $1,505,000 in capital contributions to the Fund. The Manager and its affiliates earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, equipment loans, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and loans, and other equipment-related investments. The Fund has one reportable segment; all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012. The Fund’s operating period commenced on that date and ceased on June 30, 2016. The Fund’s liquidation period commenced on July 1, 2016 and may last for up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended).

These financial statements cover the years ended December 31, 2016 and 2015, respectively.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with one U.S. financial institution, which at times may be in excess of the federal insurance limit of $250,000 per depositer, per FDIC-insured bank.

Restricted Cash

Restricted cash consisted of cash collected from the lessee of the CRJ 700 ER aircraft for maintenance costs. As management is satisfied that there remains no ongoing liability to pay out amounts under the maintenance reserve, the restricted cash was released into cash and cash equivalents. See Note 3 for more details.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Leased Equipment at Cost

If a lease met certain requirements under ASC 840 at its inception, such that the Fund retained ownership in the underlying equipment, the lease has been accounted for as an operating lease. Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct costs (such as freight, installation, acquisition fees and expenses, legal fees and inspection fees) associated with the leases are capitalized as part of the cost of the leased equipment and depreciated over the lease term.

The lease term from the acquisition date or most recent lease renewal date by the Fund of each item of equipment is as follows:

Lease
term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Aircraft (Airbus model A320-200)	2.9
Smart safes	5
Machine tool equipment	5

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue. No such payments were received for the years ended December 31, 2016 and 2015, respectively.

The lessee is generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant operating lease assets in the Fund’s portfolio are reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. The Manager’s assessment for impairment (being undiscounted cash flows used in the recoverability assessment) includes review of residual values based on published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

If no impairment is deemed to exist and if the current assessment of the residual value is determined to be lower than the current value, the Fund adjusts the residual value downward and prospectively adjusts depreciation expense over the remaining life of the lease. There were no impairment charges recorded for the year ended December 31, 2016.

In June 2015, the Fund reassessed the residual value of its operating lease for self-service checkout equipment. Due to a decline in the market value of this type of equipment, the residual value was adjusted downward. The adjustment of the self-service checkout equipment’s residual value resulted in the recoverable amount being lower than the assets’ carrying amount and an impairment charge of $165,556 was recognized for the year ended December 31, 2015. The Fund sold the self-service checkout equipment in September 2015.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Net Investment in Finance Lease

If a lease met specific criteria under ASC 840 at its inception, such that ownership of the underlying asset was effectively transferred to the lessee, the Fund recognized the lease as a net investment in finance lease on its Balance Sheet. Net investment in finance leases consist of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

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

Loan Receivables and Participating Interest – Loan Receivables (Related Party)

Loan receivables are reported on the Fund’s Balance Sheet at the outstanding principal balance, plus costs incurred to originate the loans. Deferred origination fees and costs, discounts and premiums are amortized to interest income in the Statement of Operations using the effective interest method. Upon the repayment of a loan receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income in the Fund’s Statement of Operations.

Participating interests – loan receivables (related party) are arranged by related parties and are disclosed separately in the Fund’s financial statements. See Note 6 for disclosures relating the Fund’s participating interests in loan receivables.

Assets Held for Sale

If any of the Fund’s assets held under operating leases meet the requirements under ASC 360-10-45-9, the asset is reclassified as Leased equipment held for sale on the Fund’s Balance Sheet at the lower of its carrying amount or fair value less cost to sell.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

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

Maintenance Reserve

Under the lease agreement for the Fund’s Bombardier CRJ 700 ER aircraft, the lessee was responsible for the costs of major maintenance on the components of the aircraft, including the engines, airframe, auxiliary power unit and landing gear at an approved maintenance facility in accordance with the manufacturer’s recommended maintenance guidelines. The lessee was required to pay reserves to the Fund for maintenance, calculated monthly, and based on the prior month’s flight hours and flight cycles. These payments were set aside for future maintenance costs and were recognized as restricted cash on the Fund’s Balance Sheet when paid by lessee. As maintenance was performed, and to the extent that the lessee had met all of its obligations under the lease, the lessee was reimbursed for costs incurred up to, but not exceeding, the related payments the Fund received from the lessee for maintenance. At the completion of each major maintenance event, the difference between the liability for the cost of the aircraft’s maintenance and the reimbursement paid to the lessee was recorded as revenue if management was satisfied that the remaining reserve was considered sufficient to cover future maintenance or repairs. In addition, if management is satisfied that there remains no ongoing liability to pay out amounts under the maintenance reserve, the accumulated net proceeds in the maintenance reserve are recorded into finance and rental income. See Note 3 for more details.

Revenue Recognition

At inception of a finance lease, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recorded on the Fund's Balance Sheet as deferred finance and rental income and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized a gain on the sale of leased equipment of $5,115,704 and $11,275 during the years ended December 31, 2016 and 2015, respectively.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

The Fund recognizes maintenance reserve releases into income, under conditions as described above in Maintenance Reserve.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacture will refer the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $75,000 and $8,958 as income for the years ended December 31, 2016 and 2015, respectively.

In January 2015, the Fund received a shortfall fee of $20,253 from MBL UK related to its finance facility entered in the fourth quarter of 2014 (see Note 6). The fee was recognized as revenue when received and classified as interest income in the Fund’s Statement of Operations.

The Fund recognizes interest income on its loans receivable using the effective interest method.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Credit Quality of Loan Receivables and Finance Leases

The Fund monitors the ongoing credit quality of its financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including reviewing financial statements as frequently as prescribed in the loan or lease agreement; (ii) tracking the relevant credit metrics of each loan receivable and a borrower’s compliance with financial and non-financial covenants; and (iii) monitoring a borrower’s payment history and public credit rating, if available. The Fund may require collateral to support financial instruments subject to credit risk. As part of the monitoring process, the Fund may physically inspect the collateral and meet with a borrower’s management to better understand the borrower’s financial performance and its future plans on an as-needed basis.

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing its counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded or reversed in the Fund’s Statements of Operations during the years ended December 31, 2016 and 2015, respectively.

An allowance or provision for credit losses is established if there is evidence that the Fund will be unable to collect all amounts due according to the original contractual terms of the loan or finance lease receivable. The allowance for credit losses is reported as a reduction of the loan receivable’s carrying value on the Fund’s Balance Sheet. Additions to the allowance and provision for credit losses are recorded in the Statements of Operations. Allowances and provisions for credit losses are evaluated periodically and on an individual asset and customer level. Loan receivables are considered impaired when the Fund determines that it is probable that it will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized with the repossession of the collateral.

The accrual of interest income based on the original terms of the loan receivable may be discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recorded based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to the Statements of Operations. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note.

The Fund does not provision for credit losses on a collective basis.

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, and payment history, the Fund has not recorded a provision for credit losses on its loan receivables as of December 31, 2016 or 2015, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s Balance Sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the years ended December 31, 2016 and 2015, respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Operating Expenses and Management Fees

The Manager charges the Fund management fees and the Fund reimburses the Manager for certain operating expenses directly related to the Fund. These fees are recognized on an accrual basis. See Note 8 for further details.

Comprehensive Income

The Fund follows the requirements of ASC 220 - Comprehensive Income, for the reporting and presentation of comprehensive income and its components. The Fund does not have any components of other comprehensive income, thus it is not presented separately in the Fund’s financial statements.

Distributions

The Manager has sole discretion to determine what portion, if any, of cash on hand will be distributed to the members. Distributions are made on a monthly basis and accrued at the end of each month. Cash distributions are paid on the 15th day of the following month and reflected in the Fund’s Statement of Changes in Members’ Equity. Distributions accrued but not paid are recorded as a distribution payable on the Fund’s Balance Sheet. With the commencement of the Fund’s liquidation period and disposal of assets, the Manager has made a number of periodic additional distributions as disclosed in Note 9.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. Various amendments to ASU No. 2014-09 have been issued, including;

•	ASU No. 2016-08 (issued in March 2016) which amends principal versus agent guidance by reframing the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent;
•	ASU No. 2016-10 (issued in April 2016) which amends criteria around licensing and performance obligations;
•	ASU No. 2016-12 (issued in May 2016); which provides guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition; and
•	ASU No. 2016-20 (issued in December 2016) which contains various technical corrections and improvements to ASU No. 2014-09.

The original effective date for ASU 2014-09 would have required the Fund to adopt it beginning in its first quarter of 2018. In August 2015, the FASB issued ASU 2015-14 to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Fund may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Fund is currently evaluating the timing of its adoption of ASU 2104-09. The adoption of this standard is not expected to have an impact on the Fund’s financial statements.

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this standard becomes effective for the fiscal year ended December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The Fund has implemented this standard and there was no impact on its financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The adoption of this standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Fund is currently evaluating the impact on the Fund’s financial statements, but does not expect the adoption of the standard to have material impact.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit. The adoption of this standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Fund’s financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments in the Statements of Cash Flows. The adoption of this standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Fund’s financial statements.

In November 2016, FASB issued ASB No. 2016-18, Statement of Cash Flows – Restricted Cash, to provide guidance on the presentation and classification of restricted cash in the Statements of Cash Flows. The adoption of this standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Fund is currently evaluating the impact on the Fund’s financial statements, which may include the reclassification of cash flows relating to restricted cash on the Statements of Cash Flows for prior periods. The Fund does not expect the adoption of the standard to have material impact on its financial statements for future reporting periods.

3. LEASED EQUIPMENT AT COST AND HELD FOR SALE

The Fund entered into the following transactions during the years ended December 31, 2016 and 2015:

Sale of Railcar Portfolio

In April 2016, the Fund committed to a plan to sell its railcar portfolio and received a deposit of $250,000 from a U.S. purchaser in May 2016. The sale was completed in July 2016 and the Fund received an additional payment of sale proceeds of $9,376,000 from the buyer. As a result of the completion of the sale of the railcar portfolio, the Fund recognized a gain on sale in July 2016.

Sale of Bombardier CRJ 700 ER Aircraft

In March 2016, the Fund entered into a purchase and sales agreement (“PSA”) to sell its Bombardier CRJ 700 ER aircraft. Under the terms of the PSA, the Fund received a payment of $7,050,000 for the sale in addition to a $250,000 deposit, which was received in October 2015. Upon execution of the PSA, beneficial interest in the aircraft passed to the buyer. However, the aircraft was not delivered, and legal title was not transferred to the buyer, until September 2016. The Fund recognized a gain on sale in September 2016.

The Fund recognized additional finance and rental income in September 2016 due to the release of the maintenance reserves as management assessed that no further reimbursements from the reserves were required to be paid to the lessee. In addition, the maintenance reserve balance previously reported as restricted cash on the Balance Sheet has been included in cash and cash equivalents as of December 31, 2016.

Sale of Racetrack Equipment

In August 2016, the Fund signed an agreement with the lessee of its racetrack equipment which amended the original lease agreement to allow the lessee to acquire the racetrack equipment from the Fund at the end of the lease in November 2016. Sale proceeds were $1,502,635, comprising proceeds of $1,275,000 received in the third quarter of 2016 and the initial deposit of $227,635 received at lease inception. The Fund recognized a gain on sale in August 2016 upon the amendment of the lease, as a result of the sale of the racetrack equipment.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Sale of Self-Service Checkout Equipment

At the expiration of its lease for self-service checkout equipment in September 2015, the lessee exercised its purchase option for the equipment and the Fund sold the equipment to the lessee for $225,500. The Fund recognized a gain on sale during the year ended December 31, 2015.

Leased equipment at cost net of accumulated depreciation consists of the following:

	December 31, 2016	December 31, 2015
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Bombardier CRJ 700 ER aircraft	-	9,786,555
Flat bed rail cars	-	7,777,356
Racetrack equipment	-	3,763,611
Smart safes	3,273,610	3,273,610
Machine tool equipment	-	5,768,966
Aircraft (Airbus model A320-200)	-	19,551,352
Less: Accumulated depreciation	(5,384,317)	(15,941,614)
	$23,227,614	$59,318,157

Extensions of Airbus A320-200 Aircraft Lease and Classification as Leased Equipment Held for Sale

In June 2015, the Fund extended the lease for its Airbus A320-200 aircraft which was initially acquired in May 2013. The aircraft is leased to an airline based in Oceania that operates internationally. The lease was extended for a period of 30 months from June 2015. In addition, in December 2016, the Fund extended the lease for a further five months through May 2018.

At inception of the lease, the aircraft was recorded as an operating lease in “Leased equipment at cost” on the Fund’s Balance Sheet, with rental income recognized on a straight-line basis over the lease term. In December 2016, the Fund began seeking buyers for the aircraft, and in January 2017, the Fund signed a non-binding letter of intent with a U.S. counterparty regarding the sale. As a result, the aircraft has been reported as “Leased equipment held for sale” on the Fund’s Balance Sheet as of December 31, 2016. The Fund’s accounting for depreciation on the aircraft ceased on December 31, 2016.

Classification of Machine Tool Equipment as Leased Equipment Held for Sale

The Fund’s lease of machine tool equipment was recorded at lease inception as an operating lease in “Leased equipment at cost” on the Fund’s Balance Sheet, with rental income recognized on a straight-line basis over the lease term. In December 2016, the Fund began discussions with the lessee regarding the purchase of the equipment at the end of the lease (in October 2017). In January 2017, the Fund entered an agreement to sell its machine tool equipment to the lessee upon expiration of the lease. The equipment has been reported as “Leased equipment held for sale” on the Fund’s Balance Sheet as of December 31, 2016. The Fund’s accounting for the depreciation on the equipment ceased on December 31, 2016.

Leased equipment held for sale consists of the following:

	December 31, 2016	December 31, 2015
Aircraft (Airbus model A320-200)	$19,551,352	$-
Machine tool equipment	5,768,966	-
Less: Accumulated depreciation	(6,273,925)	-
	$19,046,393	$-

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the year ending December 31, 2017	$5,597,744
For the year ending December 31, 2018	3,279,228
For the year ending December 31, 2019	2,233,572
For the year ending December 31, 2020	1,861,641
Thereafter	-
$12,972,185

Although there is a portion of future rentals receivable expected beyond the Fund’s liquidation period end date of July 1, 2019, the Fund expects to divest these operating leases, or the underlying operating leased assets, during the liquidation period.

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASE

The Fund’s net investments in finance leases primarily relate to furniture, eight-seater aircrafts, manufacturing equipment, and smart safes. The following transactions were entered by the Fund during the years ended December 31, 2016 and 2015:

Sale of GA8-TC320 Airvan Aircraft

In January 2016, the lessee of the Fund’s GA8-TC320 Airvan aircraft exercised the early buyout option on its lease and repurchased one of the aircraft it had been leasing from the Fund. The lessee paid a purchase price of $553,025 and the Fund recognized a gain on the sale in the first quarter of 2016.

Sale of Racetrack Equipment

As discussed in Note 3, the Fund disposed of its racetrack equipment (some of which were leased under operating leases and some of which were finance leases) in the third quarter of 2016.

New Lease of Manufacturing Equipment

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

Net investment in finance lease (current and non-current) consists of the following:

	December 31, 2016	December 31, 2015
Minimum lease payments receivable	$981,182	$2,414,051
Estimated residual values of leased property	1,688,048	2,436,311
Less: Unearned income	(241,406)	(647,577)
Net investment in finance lease	$2,427,824	$4,202,785

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the year ending December 31, 2017	$762,876
For the year ending December 31, 2018	218,306
For the year ending December 31, 2019	-
For the year ending December 31, 2020	-
Thereafter	-
$981,182

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

5. LOAN RECEIVABLES

The Fund carries loan receivables at amortized cost on its Balance Sheet. The Fund recognizes interest income using the effective interest method.

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The finance facility has a term of two years and an interest rate of 10% per year.

The loan is secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. Of those fees, $140,000 was paid upon execution of the term sheet, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility at closing. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs of $237,740 which were directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

In October 2014, the Fund entered into an agreement with an Australian aircraft manufacturer to provide a finance facility of $540,000 for a period of 12 months with an interest rate of 9.25%. The loan is secured by a GA8-TC320 aircraft. In October 2015, the Fund extended the facility for an additional 24 months. The loan is carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest income using the effective interest method.

In November 2015, the Fund entered into an agreement with the Australian aircraft manufacturer described above to provide an additional finance facility of $579,503, net of fees received, for a period of 24 months with an interest rate of 9.95%. The loan is secured by a GA8-TC320 aircraft. The loan is carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest income using the effective interest method.

For the years ended December 31, 2016 and 2015, the Fund recognized interest income on its portfolio of loan receivables of $1,471,535 and $53,033, respectively.

6. PARTICIPATING INTEREST – LOAN RECEIVABLES (RELATED PARTIES)

In June 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing of $3,745,028 to participate in an existing facility previously provided by MBL UK to a UAE information technology distribution company. The loan had a term of 60 days from disbursement. The Fund’s advance was paid to MBL UK and the Fund received principal and interest payments from MBL UK. Repayment was predicated on MBL UK receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivables (related party) on the Fund’s Balance Sheet and carried at amortized cost. The Fund recognized interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MBL UK’s credit insurance in the event of a default. The loan was fully repaid in August 2015. During the second half of 2015, the Fund provided additional aggregate financing of $16,039,857 to participate in the existing agreement, of which $8,063,904 was repaid as of December 31, 2015. The outstanding balance on the Fund’s Balance Sheet as of December 31, 2015 was $7,975,953 which was repaid in January and February 2016.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

The Fund made additional advances to MBL UK under this participation agreement in 2016 of $28,345,392, the entire balance of which was repaid in full before the end of the year. There was no outstanding balance on the Fund’s Balance Sheet as of December 31, 2016.

In March 2015, the Fund entered into a participation agreement with Macquarie Equipment Capital, Inc. (“MECI”), a member of the Macquarie Group of companies, to provide financing of $4,995,979 to participate in an existing facility previously provided by MECI to a U.S. information technology distribution company. The loan had a term of 44 days from disbursement. The Fund’s advance was paid to MECI and the Fund received principal and interest payments from MECI. Repayment was predicated on MECI receiving principal and interest payments from the underlying counterparty. The transaction was recorded as a participating interest – loan receivables (related party) on the Fund’s Balance Sheet and carried at amortized cost. The Fund recognized interest income using the effective interest method. The loan was unsecured with the Fund being entitled to a pro-rata portion of MECI’s credit insurance in the event of a default. The loan was fully repaid in May 2015, after which, the Fund provided additional aggregate financing of $14,419,450 to MECI to participate in the existing facility under the same agreement. The outstanding facility was fully repaid as of December 31, 2015.

The Fund recognized interest income on participating interest – loan receivables (related party) of $521,065 and $440,157 for the years ended December 31, 2016 and 2015, respectively.

7. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan has a credit limit of $16,750,000 and an interest rate of 3.192% per year. The full amount of the loan was drawn down in October 2015. The Fund’s leased CFM56-7B jet engines, which had a net carrying value of $21,817,988 on the Fund’s Balance Sheet as of December 31, 2016, are pledged as collateral. The loan matures in October 2019 and can be repaid prior to maturity. The loan is recorded as long-term debt and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest expense using the effective interest method.

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $519,217 and $127,415 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the scheduled maturities of long-term debt, including accretion of the debt discount, over the next five years are detailed below. The maturity of the current drawdowns in 2019 are within the Fund’s liquidation period and coincide with the Fund’s intended wind-down period:

For the year ending December 31, 2017	1,770,199
For the year ending December 31, 2018	1,830,145
For the year ending December 31, 2019	11,101,680
$14,702,024

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

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

The Fund pays the Manager and its affiliates’ fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements. Since the Fund has entered its liquidation period on July 1, 2016, the Fund does not expect to incur any more acquisition fees from this date going forward;

•	Asset management fees equal to the lesser of: (a) (i) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision); (ii) 2% of gross rental payments from full payout leases which contain net lease provisions; and (iii) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (b) the amount of fees which are competitive for similar services;

•	Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor Return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax 8.0% per annum internal rate of return compounded daily on all capital contributions of members;

•

Outperformance fees depending upon the extent to which Investor Return has been achieved. Prior to the time that Investor Return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses depending up on the scope and volume of services the Manager provides to the Fund.

For the years ended December 31, 2016 and 2015, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

Related party fees are invoiced as the work is performed and settled monthly. Operating expense reimbursement is generally invoiced and settled annually.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Year ended
Entity	Capacity	Description	December 31, 2016	December 31, 2015

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$225,000	$-
Macquarie Asset Management Inc.	Manager	Management fees (2)	500,093	550,793
Macquarie Asset Management Inc.	Manager	Operating expenses (3)	385,814	458,743
Macquarie Asset Management Inc.	Manager	Outperformance fees (2)	387,039	74,830
Macquarie Aircraft Leasing Services	Affiliate	Management fees (2)	68,040	84,600

(1)	Amount is capitalized into the carrying value of loan receivables.
(2)	Amount charged directly to operations.
(3)	Amount for the year ended December 31, 2016 includes $12,740 allocated to the carrying amount of loan receivables and the remaining amount charged directly to operations.

9. MEMBERS’ EQUITY

As of December 31, 2016 and 2015, the Fund had 9,183,494 and 9,297,489 shares of limited liability company membership interests outstanding, respectively (including DRP shares and net of repurchased shares). As of December 31, 2016 and December 31, 2015, the cumulative number of shares repurchased since inception was 474,623 and 360,628, respectively.

The Fund declared distributions of $38,696,115 during the year ended December 31, 2016, of which $38,072,139 was paid and $623,976 was payable as of December 31, 2016.

The $38,696,115 in distributions declared during the year ended December 31, 2016 was approximately $4.21 per share of $10.00 par value membership interest ($9.00 par value for DRP shares) of which approximately $1.79 represented a partial liquidating distribution paid from members’ equity.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Non-Recurring Fair Value Measurements

As of December 31, 2016 and 2015, there were no assets or liabilities measured using non-recurring fair value measurements.

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of December 31, 2016 and 2015, the Fund’s financial instruments included cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above. The Fund’s participating interest - loan receivables (related party), accrued interest receivable, other receivables, fees payable (related party), distributions payable, other payables and accrued interest payable are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets and liabilities.

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

	December 31, 2016
	Carrying Value	Fair Value

Fixed rate loan receivables	$12,593,290	$12,817,348

Fixed rate long-term debt	$14,702,024	$14,597,506

Fair value information with respect to certain financial instruments which are not carried on the Fund’s Balance Sheet at fair value is not separately provided given that fair value disclosures of certain kinds of lease arrangements are not required under U.S. GAAP and the carrying value of the Fund’s other financial instruments approximates fair value due to the fact that they have short term maturities (all less than one year) and credit risk is deemed low.

11. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of December 31, 2016 and 2015, respectively.

12. SUBSEQUENT EVENTS

As discussed in Note 3, in January 2017, the Fund signed a non-binding letter of intent with a U.S. counterparty regarding the sale of the Airbus model A320-200 aircraft. The leased asset has been reported as “Leased equipment held for sale” on the Fund’s Balance Sheet as of December 31, 2016. The Fund expects to sell the aircraft at a gain over the carrying value.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO FINANCIAL STATEMENTS

As discussed in Note 3, in January 2017, the Fund reached an agreement to sell its machine tool equipment to the lessee upon lease maturity in October 2017 for an agreed-upon sales price, and modified the lease agreement accordingly. The leased asset has been reported as “Leased equipment held for sale” on the Fund’s Balance Sheet as of December 31, 2016. The Fund expects to recognize a gain on sale in the quarter ending March 31, 2017 as a result of this lease modification.

In January 2017, the Fund declared a distribution of $623,172 which was paid to its members in February 2017. In addition, in January 2017, the Fund paid the distribution of $623,976 that was outstanding on the Fund’s Balance Sheet as “Distribution payable” as of December 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report to ensure that the information required to be disclosed by the Fund in reports filed with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports filed with or submitted under the Exchange Act is accumulated and communicated to the Manager to allow timely decisions regarding required disclosure. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. In making this assessment; management of the Manager used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	54	Director and President
Tom O’Neill	55	Director and Vice President
Brett Beldner*	46	Principal Financial Officer
James A. Pitts	76	Independent Director

*Brett Beldner replaced John Papatsos on June 13, 2016.

David Fahy has been a Director and President of the Manager since its inception on August 21, 2008. Mr. Fahy has been with the Macquarie Group since joining its equipment leasing division in September 1998. Since June 2006, Mr. Fahy has been responsible for global equipment leasing investment and co-investment opportunities for both institutional and retail investors with a particular focus on origination, management and remarketing of equipment loans and leases. From July 2001 to June 2006, Mr. Fahy was responsible for the Macquarie Group’s structured technology syndication investments business. Prior to joining Macquarie, Mr. Fahy was employed at Coopers and Lybrand in Sydney, Australia from January 1987 to September 1998 in a number of roles, including that of Tax Director, and at Ernst & Young in Dublin, Ireland from September 1982 to December 1986 in a number of roles, including that of chartered accountant. Mr. Fahy holds a Bachelor of Commerce from University College Galway, Ireland and is a Fellow of the Institute of Chartered Accountants in Ireland and a member of the Institute of Chartered Accountants in Australia.

Tom O’Neill, Director and Vice President of the Manager, joined the Macquarie Group in July 2008 as a Senior Vice President, and acted as head of distribution for the Macquarie Equipment Leasing Fund. As of September 5, 2011, Mr. O’ Neill was appointed as an officer and director of the Manager. Prior to joining the Macquarie Group, Mr. O’Neill was employed as Senior Vice President of Operations at Realty Capital Securities, LLC, from October 2007 until July 2008, where he was responsible for overseeing operations, due diligence and product management. Prior to that position, Mr. O’Neill was employed at Boston Capital Securities, from August 2003 until June 2007 in a number of roles including Sales Desk Manager, Assistant Vice President, and Vice President, Director of Sales and Operations. From January 1998 until August 2003 he was employed as a Financial Advisor at Merrill Lynch & Co. He earned a Diploma in Business Studies from the Institute of Technology, Carlow, in Ireland, and holds FINRA securities licenses series 7, 63, and 24.

Brett Beldner has served as the Principal Financial Officer of the Manager and Principal Accounting Officer of the Registrant since June 13, 2016. Mr. Beldner joined the Macquarie Group in September 2014 as an Associate Director in Finance for the Americas, as the head of Accounting Policy for the Northern Hemisphere, where he was responsible for reviewing and establishing accounting policy. Since joining the Macquarie Group, he has taken on additional responsibilities as the head of finance for two divisions within the Americas: Corporate and Asset Finance and Macquarie Capital. Prior to joining the Macquarie Group, Mr. Beldner worked at Barclays from September 2009 to September 2014 as both the Head of Americas Technical Accounting Team and a member of the Americas Financial Control Management team. Mr. Beldner also spent five years working at Lehman Brothers and seven years at PricewaterhouseCoopers. Mr. Beldner currently resides in Westchester, New York. He earned an undergraduate degree in Economics from Duke University, Master of Business Administration degree in Finance from the University of Maryland, and is licensed as a Certified Public Accountant in the State of New York.

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

Because we are not listed on any national securities exchange or inter-dealer quotation system, our definition of “independent director”, as used in evaluating whether any of our Manager’s directors are independent, may be found in our Amended and Restated Operating Agreement dated as of June 19, 2009, which is available (and any amendments thereto) free of charge on our Manager’s internet website at http://www.macquarie.com/mgl/com/mami/leasing-funds.  The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K.

Under this definition, the board of directors of our Manager has determined that Mr. Pitts is an independent director.  However, we have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committees performing similar functions. The functions of those committees are currently undertaken by the Manager's board of directors as a whole. Because we have only one independent director, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.  Notwithstanding the foregoing, Mr. Fahy, the Manager's President and a Director, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Fund is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

The Manager of the Fund has adopted a code of ethics that applies to the Manager’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics contains written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that the Fund files with, or submits to, the SEC and in other public communications made by the Fund; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (5) accountability for adherence to the code. The code of ethics is available without charge upon request from our Manager, 225 Franklin St., 17th Floor, Suite 1740, Boston, Massachusetts, 02110. The Manager’s code of ethics is also posted on its website at www.macquarie.com/mgl/com/mami/leasing-funds. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors on our Manager’s website identified above. The inclusion of the Manager’s website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on the Manager’s website into this Annual Report on Form 10-K.

Family Relationships

There are no family relationships among our Manager’s executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our Manager’s directors, executive officers, control persons or director nominees has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation

The Fund is a manager-managed limited liability company and has no directors or executive officers. Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the year ended December 31, 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 8 thereof, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) As of December 31, 2016, our Manager owned approximately 2% of our shares. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(c) As of December 31, 2016, no directors or officers of our Manager own any of our equity securities.

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

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2016 and 2015, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2016	For the year ended December 31, 2015

Audit Fees	$122,904	$111,119
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$122,904	$111,119

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Fund’s annual financial statements and the review of the financial statements included in the Fund’s Annual Reports on Form 10-K and the review of the financial statements included in the Fund’s quarterly reports on Form 10-Q.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The index of financial statements and schedules are set forth in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager †

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Manager †

32.1	Section 1350 Certification of President of the Manager and Principal Executive Officer ††

32.2	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer ††

101.0	The following materials from the Annual Report on Form 10-K of Macquarie Equipment Leasing Fund, LLC for the year ended December 31, 2016, filed on February 24, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Statement of Operations for the year ended December 31, 2016 and December 31, 2015, (iii) the Statements of Cash Flows for the year ended December 31, 2016 and December 31, 2015, (iv) the Statements of Changes in Members’ Equity for the year ended December 31, 2016 and December 31, 2015 and (v) the Notes to Financial Statements. †

(1)	Incorporated by reference to the Fund’s Registration Statement on Form S-1 (No. 333-154278), as amended.
†	Filed herewith.
††	Furnished herewith.

Item 16. Form 10-K Summary

The Fund has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
David Fahy
President of the Manager and Principal Executive
Officer of Registrant

By:	/S/ BRETT BELDNER
Brett Beldner
Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: February 24, 2017

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

