Form 10-Q
period 2017-03-31
Macquarie Equipment Leasing Fund, LLC
filed 2017-05-15
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from        to

Commission File Number: 000-53904

MACQUARIE EQUIPMENT LEASING FUND, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-291543
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Franklin St, 17th Floor, Suite 1740

Boston, Massachusetts 02110

(Address of Principal Executive Offices) (Zip Code)

(617) 457-0645

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report): N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 9,151,031 shares of limited liability company membership interests outstanding at May 15, 2017.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$2,449,992	$4,762,948
Leased equipment held for sale	-	19,046,393
Net investment in finance lease	1,562,298	537,382
Net investment in sales type lease	2,839,498	-
Loan receivables less: (unamortized deferred loan origination fees and costs of $ 33,117 and $45,858 for March 31, 2017 and December 2016, respectively)	11,577,458	12,593,290
Accrued interest receivable	97,248	114,231
Maintenance reserve and other receivables	-	28,479
Total Current Assets	18,526,494	37,082,723

Non-current Assets
Net investment in finance lease	698,204	1,890,442
Leased equipment at cost (net of accumulated depreciation of $5,677,477 and $5,384,317 as of March 31, 2017 and December 2016, respectively)	22,934,454	23,227,614
Total Non-current Assets	23,632,658	25,118,056

Total Assets	$42,159,152	$62,200,779

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$106,580	$42,364
Deferred finance and rental income	210,620	951,429
Distribution payable	623,172	623,976
Other payables	444,880	124,624
Current portion of long-term debt	1,784,795	1,770,199
Accrued interest payable	29,974	30,896
Total Current Liabilities	3,200,021	3,543,488

Non-current Liabilities
Other payables	90,000	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs of $49,232 and $50,746 as of March 31, 2017 and December 2016, respectively)	12,478,584	12,931,825
Total Non-current Liabilities	12,568,584	13,376,470

Total Liabilities	$15,768,605	$16,919,958

Commitments and Contingencies (Note 11)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,171,660 and 9,183,494 shares as of March 31, 2017 and December 31, 2016 respectively, net of repurchases of 486,457 and 474,623, respectively	26,390,547	45,280,821
Accumulated surplus	-	-
Total Members’ Equity	26,390,547	45,280,821

Total Liabilities and Members’ Equity	$42,159,152	$62,200,779

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUE

Finance and rental income	1,434,109	2,839,028
Gain on sale of leased equipment	1,686,927	7,927
Interest income	324,373	477,830
Other income	20,400	25,017

Total revenue	3,465,809	3,349,802

EXPENSES

Operating expenses (related party)	65,077	97,628
Management fees (related party)	114,746	153,924
Depreciation	293,160	1,149,575
Interest expense	118,825	134,439
Other expenses (including related party expenses of $213,100 and $18,513 for the three months ended March 31, 2017 and 2016, respectively)	396,731	176,687

Total expenses	988,539	1,712,253

Net income before income taxes	2,477,270	1,637,549

Net income	$2,477,270	$1,637,549

Basic and diluted earnings per share	$0.27	$0.18

Weighted average number of shares outstanding: basic and diluted	9,171,660	9,273,855

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flow from operating activities:
Net income	$2,477,270	$1,637,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	293,160	1,149,575
Net gain on sale of leased equipment	(1,686,927)	(7,927)
Amortization of loan origination fees	(11,646)	(10,249)
Amortization of debt discount and issuance costs	-	1,460
Changes in operating assets and liabilities:
Fees payable (related party)	64,216	107,282
Lease receivables	28,479	(107,950)
Accrued interest received	16,983	15,784
Net investment in finance lease	167,322	346,904
Net investment in sale type lease	274,917	-
Other receivables	-	(160)
Other payables	(34,389)	(123,016)
Accrued interest paid	(922)	(889)
Deferred finance and rental income	(517,831)	(155,209)
Other assets	-	2,679
Net cash provided by operating activities	1,070,632	2,855,833

Cash flow from investing activities:
Deposits for sale of leased equipment	-	7,050,000
Proceeds from sale of leased equipment	17,395,927	553,025
Participating interest - loans receivable	-	(10,868,323)
Repayment of participating interest - loans receivable	-	10,887,214
Loan to others	-	(14,076,152)
Repayment of loan by others	1,027,478	429,587
Restricted cash	-	(351)
Net cash provided by (used in) investing activities	18,423,405	(6,025,000)

Cash flow from financing activities:

Distributions paid to members	(21,310,004)	(1,851,290)
Repurchase of shares	(58,344)	(185,068)
Repayment of principal on long-term debt	(438,645)	(423,063)
Maintenance reserve received	-	351
Net cash used in financing activities	(21,806,993)	(2,459,070)

Net decrease in cash and cash equivalents	(2,312,956)	(5,628,237)

Cash and cash equivalents, beginning of the period	4,762,948	19,767,657

Cash and cash equivalents, end of the period	$2,449,992	$14,139,420

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Maintenance reserve	$-	$57,994
Distribution Payable	$623,172	$630,115
Accrued loan to others	$-	$235,257
Loan to others	$-	$620,000
Repayment of loan by others	$-	$430,000
Cash paid during the period for interest	$116,598	$131,850

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2016	9,183,494	$44,713,701	$567,120	$-	$-	$45,280,821
Repurchase of shares	(11,834)	(58,344)	-			(58,344)
Distribution to members ($0.27 per share)		-	-	(2,433,570)	(43,700)	(2,477,270)
Partial-liquidating distribution ($2.05 per share)		(18,500,216)	(331,714)	-	-	(18,831,930)
Net income		-	-	2,433,570	43,700	2,477,270
Balance at March 31, 2017	9,171,660	$26,155,141	$235,406	-	-	$26,390,547

(1)	Additional members represent all members other than the Managing member.

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

This report covers the three months ended March 31, 2017 and 2016, respectively.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 24, 2017.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with one U.S. financial institution, which at times may be in excess of the federal insurance limit of $250,000 per depositor, per FDIC-insured bank.

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

Leased Equipment at Cost

If a lease meets certain requirements under U.S. GAAP Accounting Standards Codification (“ASC”) 840 at its inception, such that the Fund retains ownership in the underlying equipment, the lease is accounted for as an operating lease. Investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct costs (such as freight, installation, acquisition fees and expenses, legal fees and inspection fees) associated with the leases are capitalized as part of the cost of the leased equipment and depreciated over the lease term.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The lease term from the acquisition date or most recent lease renewal date by the Fund of each item of equipment is as follows:

Lease term (in years)
Aircraft engines (2 x CFM56-7B jet engines)	9
Smart safes	5

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue when received. No such payments were received for the three months ended March 31, 2017 and 2016, respectively.

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

If no impairment is deemed to exist and if the current assessment of the residual value is determined to be lower than the current value, the Fund adjusts the residual value downward and prospectively adjusts depreciation expense over the remaining life of the lease. No impairment charges were recorded for the three months ended March 31, 2017 and 2016, respectively.

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

Assets Held for Sale

If any of the Fund’s operating lease assets meet the requirements under ASC 360-10-45-9, the asset is reclassified as leased equipment held for sale on the Fund’s Balance Sheet at the lower of its carrying amount or fair value less cost to sell.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recognized on the Fund’s Balance Sheet as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized gains on sales of leased equipment of $1,686,927 and $7,927 during the three months ended March 31, 2017 and 2016 respectively.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacturer refers the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred in developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $18,750 and $18,750 related to the program development fee as other income during the three months ended March 31, 2017 and 2016, respectively.

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

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded on the Fund’s Balance Sheet as of March 31, 2017 or December 31, 2016, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the three months ended March 31, 2017 and 2016, respectively.

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

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, insurance arrangements, and borrower payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of March 31, 2017 or December 31, 2016, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s Balance Sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses and Management Fees

The Manager charges the Fund management fees and the Fund reimburses the Manager for certain operating expenses directly related to the Fund. These fees are recognized on accrual basis. See Note 9 for further details.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Income

The Fund follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income and its components. The Fund does not have any components of other comprehensive income, thus it is not presented separately in the Fund’s financial statements.

Distributions

The Manager has sole discretion to determine what portion, if any, of cash on hand will be distributed to the members. Distributions are made on a monthly basis and accrued at the end of each month. Cash distributions are paid on the 15th day of the following month and reflected in the Statement of Changes in Members’ Equity. Distributions accrued but not paid are recorded as a distribution payable on the Fund’s Balance Sheet. With the commencement of the Fund’s liquidation period and disposal of assets, the Fund has made a number of periodic additional distributions as disclosed in Note 10.

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

In February 2016, FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance primarily affects lessees and requires that all leases create an asset and a liability for a leasing arrangement greater than 12 months; although there are some modifications to lessor accounting. The adoption of this standard becomes effective for fiscal years beginning after December 15, 2018. The Fund is evaluating the implications of the adoption of this standard.

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

3. LEASED EQUIPMENT AT COST

The following transactions were entered into by the Fund during the three months ended March 31, 2017:

Airbus A320-200 Aircraft Lease

In February 2017, the Fund entered into an agreement to sell its Airbus A320-200 Aircraft for a total purchase price of $17,395,927, which is net of rentals received in advance owed to the buyer. The aircraft was delivered to the buyer in March 2017, at which point the Fund recognized a gain on sale.

Leased equipment at cost net of accumulated depreciation consists of the following:

	March 31, 2017	December 31, 2016
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$25,338,321
Smart safes	3,273,610	3,273,610
Less: Accumulated depreciation	(5,677,477)	(5,384,317)
	$22,934,454	$23,227,614

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period April 1 to December 31, 2017	$1,931,282
For the year ending December 31, 2018	2,327,928
For the year ending December 31, 2019	2,233,572
For the year ending December 31, 2020	1,861,641
Thereafter	-
$8,354,423

Although there is a portion of future rentals receivable expected beyond the Fund’s liquidation period end date of July 1, 2019, the fund expects to divest these operating leases, or the underlying operating lease assets, during the liquidation period.

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than anticipated.

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to furniture, eight-seater aircrafts, manufacturing equipment, and smart safes.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Net investment in finance lease (current and non-current) consists of the following:

	March 31, 2017	December 31, 2016
Minimum lease payments receivable	$756,835	$981,182
Estimated residual values of leased property	1,688,048	1,688,048
Less: Unearned income	(184,381)	(241,406)
Net investment in direct financing lease	$2,260,502	$2,427,824

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period April 1 to December 31, 2017	$538,530
For the year ending December 31, 2018	218,305
For the year ending December 31, 2019	-
Thereafter	-
$756,835

A risk of loss or lower than expected returns exists if the market value of the equipment at the end of the lease term is lower than the asset’s residual value.

5. NET INVESTMENT IN SALES TYPE LEASE

The Fund’s net investment in sales type lease relates to machine tool equipment. In January 2017, the Fund signed an agreement with the lessee to amend the original lease agreement. The amendment allows for the lessee to acquire the equipment at the end of the lease and for the Fund to retain the security deposit at the end of the lease.

The leased equipment was classified as held for sale as of December 31, 2016 due to the fact that the Fund had committed to a plan to sell the machine tool equipment within the year. The lease amendment resulted in a reclassification of the machine tool equipment from leased equipment held for sale to a sales type lease. The Fund has reclassified the lease from “Current assets – Leased equipment held for sale” to “Current assets – Net investment in sales-type lease” as of March 31, 2017. The Fund recognized a gain on the sale of the machine tool equipment in January 2017.

The future rentals receivable related to the Fund’s net investment in sales type lease as of March 31, 2017 are all due within one year.

6. LOANS RECEIVABLE

The Fund carries loans receivable at amortized cost on its Balance Sheet. The Fund recognizes interest income using the effective interest method.

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The finance facility has a term of two years and an interest rate of 10%.

The loan is secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. $140,000 of the fees were paid immediately upon entrance into the credit agreement underlying the finance facility between the Fund and the drilling company, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method. The fund capitalized other cost of $237,740 which were directly related to origination of facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

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

For the three months ended March 31, 2017 and 2016, the Fund recognized interest income on its loans receivable of $324,373 and $318,980, respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

7. PARTICIPATING INTEREST – LOAN RECEIVABLE (ARRANGED BY A RELATED PARTY)

The Fund entered into a participation agreement in 2015 with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing to participate in an existing facility that was provided by MBL UK to a UAE information technology distribution company.

The Fund made additional advances to MBL UK under this participation agreement in 2016 of $28,345,392, the entire balance of which was repaid in full before the end of the year. There was no outstanding balance on the Fund’s Balance Sheet as of December 31, 2016 and the Fund did not make any additional advances during the three months ended March 31, 2017.

The Fund recognized interest income on its participating interest with MBL UK of $0 and $158,850 for the three months ended March 31, 2017 and 2016, respectively.

8. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan has a credit limit of $16,750,000 and an interest rate of 3.192% per year. The full amount of the loan was drawn down in October 2015. The Fund’s leased CFM56-7B jet engines, which had a carrying value of $21,645,754 on the Fund’s Balance Sheet as of March 31, 2017, are pledged as collateral. The loan matures in October 2019 and can be repaid prior to maturity. The loan is recorded as long-term debt and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest expense using the effective interest rate method.

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $118,825 and $134,439 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the scheduled maturities of long-term debt, including accretion of the debt discount over the next five years are as follows:

For the year ending December 31, 2017	$1,331,555
For the year ending December 31, 2018	1,830,145
For the year ending December 31, 2019	11,101,679
Thereafter	-
$14,263,379

9. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 6, the Fund previously entered into a participation agreement with MBL UK, a member of the Macquarie Group of companies and an affiliate of the Manager, which was fully repaid during the year ended December 31, 2016.

The Fund pays the Manager and its affiliates’ fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements. Since the Fund has entered its liquidation period on July 1, 2016, the Fund does not expect to incur any more acquisition fees.

•	Asset management fees equal to the lesser of: (a) (i) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision); (ii) 2% of gross rental payments from full payout leases which contain net lease provisions; and (iii) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (b) the amount of fees which are competitive for similar services;

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

•	Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor Return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax 8.0% per annum internal rate of return compounded daily on all capital contributions of members;

•	Out-performance fees depending upon the extent to which Investor Return has been achieved. Prior to the time that Investor Return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses depending upon the scope and volume of services the Manager provides to the Fund.

For the three months ended March 31, 2017 and 2016, the Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), an affiliate of the Manager, for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS are 3% of gross rental receipts and are expensed as incurred and included in the Fund’s Statements of Operations.

Related party fees are invoiced as the work is performed and settled monthly. The operating expense reimbursement is generally invoiced and settled annually.

For the three months ended March 31, 2017 and 2016, the Fund has accrued, in fees payable (related party) on its Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended
Entity	Capacity	Description	March 31, 2017	March 31, 2016

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$222,517
Macquarie Asset Management Inc.	Manager	Management fee (2)	97,736	132,774
Macquarie Asset Management Inc.	Manager	Operating Expenses (3)	65,077	110,368
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	213,100	18,513
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	17,010	21,150

(1)	Amount is capitalized into the carrying value of loan receivables.
(2)	Amount charged directly to operations.
(3)	Amount for the year ended December 31, 2016 includes $12,740 allocated to carrying amount of loan receivables and remaining amount charged directly to operations.

10. MEMBER’S EQUITY

As of March 31, 2017 and December 31, 2016, the Fund had 9,171,660 and 9,183,494 shares of limited liability company membership interest outstanding, respectively (including the DRP shares and net of repurchased shares). As of March 31, 2017 and December 31, 2016, the cumulative number of shares repurchased since inception was 486,457 and 474,623, respectively.

The Fund declared distributions of $21,309,200 during the three months ended March 31, 2017, of which $20,686,028 were paid and $623,172 were payable as of March 31, 2017.

The $21,309,200 in distributions declared during the three months ended March 31, 2017 was approximately $2.32 per share of $10.00 par value membership interest ($9.00 par value for DRP shares), of which approximately $2.05 represented a partial-liquidating distribution paid from members’ equity.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Non-Recurring Fair Value Measurements

As of March 31, 2017 and December 31, 2016, there were no assets or liabilities measured using non-recurring fair value measurements.

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of March 31, 2017 and December 31, 2016, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above, and loans receivable, loans payable and participating interests - loans receivable, which are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets and liabilities.

The fair value of the Fund’s fixed rate loan receivable was estimated by discounting the future cash flows related to the loan. The discount rate was derived by adjusting the margin at inception for material changes in the counterparty’s risk and adding the applicable fixed rate based on the current interest rate curve.

The fair value of the Fund’s fixed-rate non-recourse long-term debt was estimated by discounting the future cash flow related to the debt. The discount rate was derived by adjusting the margin at inception for material changes in the Company’s risk and adding the applicable fixed rate based on the current interest rate curve. The Fund’s fixed rate loan receivables and long-term debt are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data.

	March 31, 2017
	Carrying Value	Fair Value

Fixed rate loan receivables	$11,577,458	$11,749,455

Fixed rate long-term debt	$14,263,379	$14,139,772

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

12. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of March 31, 2017 and December 31, 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

The Fund’s operating period ceased on June 30, 2016 and its liquidation period commenced on July 1, 2016, which may last for a period of up to three years. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). During the liquidation period, the Fund will not pursue any new equipment lease and loan investment opportunities and will continue to manage end of lease options and investigate divestment opportunities for its portfolio.

Equipment leasing activity levels are impacted by general economic conditions in global and local economies including the level of interest rates in various jurisdictions and more specifically business appetite for investment in new and used equipment. The availability of liquidity to finance equipment for counterparties on satisfactory terms as well as business confidence to invest in equipment throughout the cycles impacts on the equipment leasing volumes and pricing that we can sell or otherwise dispose of equipment in the marketplace. Pricing in the global equipment finance market has become more competitive in recent years due to the reduction in interest rates in the U.S. and Europe and entry into the market of investors seeking income or yield.

First Quarter Transactions

Airbus model A320-200

In February 2017, the Fund entered into an agreement to sell its Airbus A320-200 Aircraft for a total purchase price of $17,395,927, which is net of rentals received in advance owed to the buyer. The aircraft was delivered to the buyer in March 2017, at which point the Fund recognized a gain on sale.

Machine Tool Equipment

In January 2017 the Fund signed an agreement with the lessee of its machine tool equipment which amended the original lease agreement to allow the lessee to acquire the machine tool equipment from the Fund at the end of the lease in October 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The Fund entered its liquidation period on July 1, 2016. During the liquidation period, the Fund will continue to manage end of lease options and investigate divestment opportunities for its portfolio. These activities are reflected in the results of operations, balance sheet movements and liquidity analysis below.

Total revenue for the three months ended March 31, 2017 increased by $116,007 compared to the three months ended March 31, 2016 primarily due to;

•	Gains on sale of leased equipment of $1,686,927 recognized during the three months ended March 31, 2017 due to the sale of the Fund’s Airbus A320-200 Aircraft and the reclassification of the machine tool equipment from held for sale to a sales-type lease, which represents an increase of $1,679,000 compared to the three months ended March 31, 2016;

•	A decrease in finance and rental income of $1,404,919 when compared to the three months ended March 31, 2016 due to sales of leased equipment in the second and third quarters of 2016; and

•	A decrease in interest income of $153,457 due to the repayment of the Fund’s participation agreements with MBL UK in the fourth quarter of 2016.

Total expenses for the three months ended March 31, 2017 decreased by $723,714 compared to the three months ended March 31, 2016 primarily due to;

•	A decrease in depreciation by $856,415 due to the aforementioned sales of leased assets during the second and third quarters of 2016 and the classification of the Airbus A320-200 Aircraft and machine tool equipment as held for sale as of December 31, 2016; partially offset by

•	An increase in other expenses of $220,044 due to the 1% fee paid to the Manager for each distribution. The Fund paid distributions of $21,309,200 during the three months ended March 31, 2017 compared to $1,849,684 during the three months ended Mach 31, 2016.

As a result, the Fund’s net income for the three months ended March 31, 2017 was $2,477,270 compared to $1,637,549 for the three months ended March 31, 2016, an increase of $839,721.

Inflation and changing prices have not had a material impact on the Fund’s leasing and interest revenue, net sales, and income from continuing operations for the three months ended March 31, 2017 and 2016, respectively.

Financial Condition

This section discusses the major balance sheet variances from March 31, 2017 compared to March 31, 2016.

Total Assets

Total assets decreased by $20,041,627 from $62,200,779 as of December 31, 2016 to $42,159,152 as of March 31, 2017 primarily due to:

•	A decrease in leased equipment held for sale by $19,046,393 during the three months ended March 31, 2017 due to the sale of the Airbus A320-200;

•	A decrease in cash of $2,312,956 due to distributions paid during the three months ended March 31, 2017 of $21,310,004 partially offset by proceeds from the sale of the Airbus A320-200 of $17,395,927.

Total Liabilities

Total liabilities decreased by $1,151,353, from $16,919,958 as of December 31, 2016 to $15,768,605 as of March 31, 2017 primarily due to:

•	A decrease in deferred finance and rental income of $740,809 due to the sale of the Airbus A320-200 in March 2017. The lessee paid its rentals quarterly in advance, as a result of the sale there was no advance rental received on March 31, 2017; and

•	Repayments of principal on the Fund’s long-term debt of $438,645.

Members’ Equity

Members’ equity decreased by $18,890,274 from $45,280,821 as of December 31, 2016 to $26,390,547 as of March 31, 2017. The decrease in members’ equity is primarily due to distributions declared to investors of 21,309,200, of which 20,686,028 were paid and $ 623,172 were payable as of March 31, 2017. Additionally, 11,834 shares were redeemed for $58,344 during the three months ended March 31, 2017. This decrease was offset by net income of $2,477,270 for the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the three months ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Net cash provided by/(used in) :
Operating activities	$1,070,632	$2,855,833
Investing activities	18,423,405	(6,025,000)
Financing activities	(21,806,993)	(2,459,070)
Net decrease in cash and cash equivalents	$(2,312,956)	$(5,628,237)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2017, the Fund had cash and cash equivalents of $2,449,992. The cash provided by operating activities for the three months ended March 31, 2017 consisted primarily of rentals and interest collected during the three months from equipment leases and loans partially offset by cash paid for ongoing expenses. The decrease of $1,785,202 from the three months ended March 31, 2016 is the result of sales of assets in the second and third quarters of 2016 and the first quarter of 2017.

The cash provided by investing activities for the three months ended March 31, 2017 of $18,423,406 is primarily attributable to the sale of the Airbus A320-200 and repayments received on the Fund’s loans receivable of $1,027,478. Cash provided by investing activities increased by $24,448,406 compared to the three months ended March 31, 2016 primarily due to sales proceeds received for the sale of the Airbus A320-200.

The increase in cash used in financing activities for the three months ended March 31, 2017 of $19,347,923 when compared to the three months ended March 31, 2016 is primarily attributable to distributions paid to members of $21,310,004, repayment of principal on long-term debt, and share repurchases. Distributions paid to members increased from $1,851,290 during the three months ended March 31, 2016 to $21,310,004 during the three months ended March 31, 2017, an increase of $19,458,714.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in an operating account at Wells Fargo Bank, N.A.

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

As of May 15, 2017 we have used approximately $188,173,701 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Financing provided under participating loan arrangements (fully repaid)	$72,545,705
Aircraft engines (2 x CFM56-7B jet engines)	25,338,321
Aircraft (Airbus model A320-200) (sold in March 2017)	19,551,352
Financing provided to the US drilling company	15,000,000
Aircraft Bombardier CRJ 700 ER	9,786,555
Flat bed rail cars	7,777,356
Participation interest in Commercial jet aircraft engines (sold in March 2012)	6,500,000
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Machine tool equipment	5,768,966
Racetrack equipment	5,311,507
Smart safes	3,294,695
GA8-TC320 Airvan Aircraft	2,499,292
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014, Dec 2014 & Jan 2016)	2,184,398
Self-serve checkout equipment (sold in September 2015)	2,097,353
Financing provided to aircraft lessor	1,128,328
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Bus manufacturing equipment	854,333
Furniture, office and other related equipments	669,010
ETS-364B semiconductor test system (sold in May 2012)	383,898
Smart safes (sold in July 2013)	68,989
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

Distributions

The Fund paid total cash distributions of $ 21,310,004 and $ 1,851,290 to our members during the three months ended March 31, 2017 and 2016, respectively.

While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of March 31, 2017 and December 31, 2016, respectively.

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

Although this information is not required to be disclosed for smaller reporting companies, we believe that there have been no material changes to the disclosures reported in our Annual Report on Form 10-K, dated as filed with the Securities and Exchange Commission on February 24, 2017.

Item 4.	Controls and Procedures

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	A summary of the share repurchases during the quarter is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2017	11,834	$4.93	11,834	-
February 1 to February 28, 2017	-	-	-	-
March 1 to March 31, 2017	-	-	-	-
Total	11,834	$4.93	11,834	-

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/S/ DAVID FAHY
Name:	David Fahy
Title:	President of the Manager and Principal Executive Officer of Registrant

Date: May 15, 2017

By:	/S/ BRETT BELDNER
Name:	Brett Beldner
Title:	Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

Date: May 15, 2017

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer Of Registrant.

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant.

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended March 31, 2017, filed on May 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (ii) the Statement of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited), (iii) the Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (Unaudited), (iv) the Statements of Changes in Members’ Equity for the Three Months Ended March 31, 2017 (Unaudited) and, (v) the Notes to Financial Statements (Unaudited).

___________________

*	Filed herewith.
**	Furnished, rather than filed herewith.

E-1