Form 10-Q
period 2017-06-30
Macquarie Equipment Leasing Fund, LLC
filed 2017-08-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

There were 9,132,126 shares of limited liability company membership interests outstanding at August 14, 2017.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$2,494,874	$4,762,948
Leased equipment held for sale	21,473,520	19,046,393
Net investment in finance lease	2,119,530	537,382
Net investment in sales type lease	2,596,436	-
Loan receivables less: (unamortized deferred loan origination fees and costs of $21,105 and $45,858 for June 30, 2017 and December 2016, respectively)	10,548,707	12,593,290
Accrued interest receivable	85,164	114,231
Maintenance reserve and other receivables	-	28,479
Total Current Assets	39,318,231	37,082,723

Non-current Assets
Net investment in finance lease	-	1,890,442
Leased equipment at cost (net of accumulated depreciation of $2,685,897 and $5,384,317 as of June 30, 2017 and December 2016, respectively)	587,713	23,227,614

Total Non-current Assets	587,713	25,118,056

Total Assets	$39,905,944	$62,200,779

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$176,149	$42,364
Deferred finance and rental income	182,904	951,429
Distribution payable	601,708	623,976
Other payables	570,607	124,624
Current portion of long-term debt	1,799,840	1,770,199
Accrued interest payable	27,787	30,896
Total Current Liabilities	3,358,995	3,543,488

Non-current Liabilities
Other payables	-	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs of $47,714 and $50,746 as of June 30, 2017 and December 2016, respectively)	12,023,814	12,931,825
Total Non-current Liabilities	12,023,814	13,376,470

Total Liabilities	$15,382,809	$16,919,958

Commitments and Contingencies (Note 12)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,151,031 and 9,183,494 shares as of June 30, 2017 and December 31, 2016 respectively, net of repurchases of 507,086 and 474,623, respectively	24,523,135	45,280,821
Accumulated surplus	-	-
Total Members’ Equity	24,523,135	45,280,821

Total Liabilities and Members’ Equity	$39,905,944	$62,200,779

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUE

Finance and rental income	972,110	2,432,966	2,406,219	5,271,994
Gain on sale of leased equipment	-	-	1,686,927	7,927
Interest income	299,557	590,488	623,930	1,068,318
Other income	19,635	44,491	40,035	69,508

Total revenue	1,291,302	3,067,945	4,757,111	6,417,747

EXPENSES

Operating expenses (related party)	70,598	103,704	135,675	201,332
Management fees (related party)	88,285	152,485	203,031	306,409
Depreciation	293,160	994,903	586,320	2,144,478
Impairment loss	584,590	-	584,590	-
Interest expense	116,480	130,903	235,305	265,342
Other expenses (including related party expenses of $18,466; $58,657; $231,567; and $77,170 for the three and six months ended June 30, 2017 and 2016, respectively)	121,004	275,746	517,735	452,433
Total expenses	1,274,117	1,657,741	2,262,656	3,369,994

Net income before income taxes	17,185	1,410,204	2,494,455	3,047,753

Net income	$17,185	$1,410,204	$2,494,455	$3,047,753

Basic and diluted earnings per share	$0.00	$0.15	$0.27	$0.33

Weighted average number of shares outstanding: basic and diluted	9,151,031	9,241,411	9,161,288	9,257,663

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flow from operating activities:
Net income	$2,494,455	$3,047,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	586,320	2,144,478
Impairment loss	584,590	-
Net gain on sale of leased equipment	(1,686,927)	(7,927)
Amortization of loan origination fees	(22,567)	(24,233)
Amortization of debt discount and issuance costs	3,032	2,928
Changes in operating assets and liabilities:
Fees payable (related party)	133,785	189,448
Lease receivables	28,479	207,800
Accrued interest received	29,067	(145,473)
Net investment in finance lease	303,766	487,425
Net investment in sale type lease	517,980	-
Other receivables	-	(35,280)
Other payables	1,337	(93,874)
Accrued interest paid	(3,109)	(3,205)
Deferred finance and rental income	(545,548)	(155,534)
Other assets	-	(5,359)
Net cash provided by operating activities	2,424,660	5,608,947

Cash flow from investing activities:
Deposits for sale of leased equipment	-	7,300,000
Proceeds from sale of leased equipment	17,395,927	553,025
Participating interest - loans receivable	-	(20,129,621)
Repayment of participating interest - loans receivable	-	20,339,331
Loan to others	-	(14,467,928)
Repayment of loan by others	2,067,149	1,057,080
Restricted cash	-	(4,674)
Net cash provided by (used in) investing activities	19,463,076	(5,352,787)

Cash flow from financing activities:

Distributions paid to members	(23,156,654)	(7,716,966)
Repurchase of shares	(117,755)	(437,769)
Repayment of principal on long-term debt	(881,401)	(848,236)
Maintenance reserve received	-	4,674
Net cash used in financing activities	(24,155,810)	(8,998,297)

Net decrease in cash and cash equivalents	(2,268,074)	(8,742,137)

Cash and cash equivalents, beginning of the period	4,762,948	19,767,657

Cash and cash equivalents, end of the period	$2,494,874	$11,025,520

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Maintenance reserve	$-	$56,692
Distribution Payable	$601,708	$607,651
Accrued loan to others	$-	$12,740
Loan to others	$-	$620,000
Repayment of loan by others	$-	$430,000
Cash paid during the period for interest	$232,128	$261,628

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2016	9,183,494	$44,713,701	$567,120	$-	$-	$45,280,821
Repurchase of shares	(32,463)	(117,755)	-			(117,755)
Distribution to members ($0.27 per share)		-	-	(2,450,452)	(44,003)	(2,494,455)
Partial-liquidating distribution ($2.26 per share)		(20,276,250)	(363,681)	-	-	(20,639,931)
Net income		-	-	2,450,452	44,003	2,494,455
Balance at June 30, 2017	9,151,031	$24,319,696	$203,439	-	-	$24,523,135

(1)	Additional members represent all members other than the Managing member.

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

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager has made a total of $1,505,000 in capital contributions to the Fund. The Manager and its affiliates earn fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, equipment loans, asset management and administrative, reporting and regulatory services. The Fund reimburses the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment leases and loans, and other equipment-related investments. The Fund has one reportable segment; all information and disclosures herein are related to that segment.

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

This report covers the three and six months ended June 30, 2017 and 2016, respectively.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 24, 2017.

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

Lease terms from the acquisition date or most recent lease renewal date by the Fund of each item of equipment are as follows:

Lease terms (in years)
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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue when received. No such payments were received for the three and six months ended June 30, 2017 and 2016, respectively.

The lessees are generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

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

Net Investment in Finance Lease

If a lease meets specific criteria under ASC 840 at its inception, such that ownership of the underlying asset is effectively transferred to the lessee, the Fund recognizes the lease on its Balance Sheet as a net investment in finance lease. Net investment in finance leases consist of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

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

Loans Receivable

Loans receivable are reported on the Fund’s Balance Sheet at the outstanding principal balance, plus costs incurred to originate the loans. Unearned income, discounts and premiums are amortized to interest income in the Statements of Operations using the effective interest method. Upon the repayment of a loan receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income in the Statements of Operations.

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

At inception of a sales type lease, or upon reclassification of an operating lease or direct finance lease to a sales type lease, the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recognized on the Fund’s Balance Sheet as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment (including reclassifications of operating or financing leases to sales type leases) are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized gains on sales of leased equipment of $0 and $1,686,927 during the three and six months ended June 30, 2017 and $0 and $7,927 during the three and six months ended June 30, 2016 respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacturer refers the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred in developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $18,750 and $37,500 related to the program development fee as other income during the three and six months ended June 30, 2017, respectively and $18,750 and $37,500 during the three and six months ended June 30, 2016, respectively.

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

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded on the Fund’s Balance Sheet as of June 30, 2017 or December 31, 2016, respectively. No allowance was recorded or reversed in the Fund’s Statements of Operations during the three and six months ended June 30, 2017 and 2016, respectively.

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

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, insurance arrangements, and borrower payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of June 30, 2017 or December 31, 2016, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s Balance Sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and six months ended June 30, 2017 and 2016, respectively.

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

Distributions

The Manager has sole discretion to determine what portion, if any, of cash on hand will be distributed to the members. Distributions are made on a monthly basis and accrued at the end of each month. Cash distributions are paid on the 15th day of the following month and reflected in the Statement of Changes in Members’ Equity. Distributions accrued but not paid are recorded as a distribution payable on the Fund’s Balance Sheet. With the commencement of the Fund’s liquidation period and disposal of assets, the Fund has made a number of additional distributions as disclosed in Note 10.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash, to provide guidance on the presentation and classification of restricted cash in the Statements of Cash Flows. The adoption of this standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Fund is currently evaluating the impact on the Fund’s financial statements, which may include the reclassification of cash flows relating to restricted cash on the Statements of Cash Flows for prior periods. The Fund does not expect the adoption of the standard to have material impact on its financial statements for future reporting periods.

3. LEASED EQUIPMENT AT COST AND HELD FOR SALE

The following transactions were entered into by the Fund during the six months ended June 30, 2017:

Airbus A320-200 Aircraft Lease

In February 2017, the Fund entered into an agreement to sell its Airbus A320-200 Aircraft for a total purchase price of $17,395,927, which is net of rentals received in advance owed to the buyer. The aircraft was delivered to the buyer in March 2017, at which point the Fund recognized a gain on sale.

Classification of Aircraft Engines as Leased Equipment Held for Sale

The Fund’s leases for two CFM56-7B aircraft engines were recorded at lease inception as operating leases in “Leased equipment at cost” on the Fund’s Balance Sheet, with rental income recognized on a straight-line basis over the lease term. In June 2017, the Fund committed to a plan to sell the aircraft engines to a third party. The aircraft engines have been reported as “Leased equipment held for sale” on the Fund’s Balance Sheet as of June 30, 2017. The Fund’s accounting for the depreciation on the equipment ceased on June 30, 2017.

Impairment of Smart Safes

In June 2017, the Fund reassessed the residual value of its operating leases for smart safes. Due to a decline in the market value of this type of equipment the residual value was adjusted downward. The adjustment of the smart safes’ residual value resulted in the recoverable amount being lower than the assets’ carrying amount and an impairment charge of $584,590 was recognized for the three and six months ended June 30, 2017. There were no impairment charges recorded during the three and six months ended June 30, 2016.

Leased equipment at cost net of accumulated depreciation consists of the following:

	June 30, 2017	December 31, 2016
Aircraft engines (2 x CFM56-7B jet engines)	$-	$25,338,321
Smart safes	3,273,610	3,273,610
Less: Accumulated depreciation	(2,685,897)	(5,384,317)
	$587,713	$23,227,614

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Leased equipment held for sale consists of the following:

	June 30, 2017	December 31, 2016
Aircraft engines (2 x CFM56-7B jet engines)	$25,338,321	$-
Aircraft ( Airbus model A320-200)	-	19,551,352
Machine Tools	-	5,768,966
Less: Accumulated depreciation	(3,864,801)	(6,273,925)
	$21,473,520	$19,046,393

Annual minimum future rentals receivable related to the Fund’s operating leases over the next five years consist of the following:

For the period July 1 to December 31, 2017	$1,188,011
For the year ending December 31, 2018	2,327,928
For the year ending December 31, 2019	2,233,572
For the year ending December 31, 2020	1,861,641
Thereafter	-
$7,611,152

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

4. NET INVESTMENT IN FINANCE LEASES

The Fund’s net investments in finance leases primarily relate to furniture, eight-seater aircrafts, manufacturing equipment, and smart safes.

Net investment in finance lease (current and non-current) consists of the following:

	June 30, 2017	December 31, 2016
Minimum lease payments receivable	$567,101	$981,182
Estimated residual values of leased property	1,683,520	1,688,048
Less: Unearned income	(131,091)	(241,406)
Net investment in direct financing lease	$2,119,530	$2,427,824

Annual minimum future rentals receivable related to the Fund’s finance leases over the next 5 years consist of the following:

For the period July 1 to December 31, 2017	$348,796
For the year ending December 31, 2018	218,305
For the year ending December 31, 2019	-
Thereafter	-
$567,101

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2017, the net investment in sales type lease of $2,596,436 comprises minimum lease payments of $2,729,645 less unearned income of $133,209. There were no sales type lease balances as of December 31, 2016.

The future rentals receivable related to the Fund’s net investment in sales type lease as of June 30, 2017 are all due within one year.

6. LOANS RECEIVABLE

The Fund carries loans receivable at amortized cost on its Balance Sheet. The Fund recognizes interest income using the effective interest method.

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The finance facility has a term of two years and an interest rate of 10%.

The loan is secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. $140,000 of the fees were paid immediately upon entrance into the credit agreement between the Fund and the drilling company, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method. The Fund capitalized other cost of $237,740 which were directly related to origination of facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

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

The Fund recognized interest income on its portfolio of loans receivable of $299,557 and $623,930 for the three and six months ended June 30, 2017, respectively, and $407,332 and $726,312 for the three and six months ended June 30, 2016, respectively.

7. PARTICIPATING INTEREST – LOAN RECEIVABLE (ARRANGED BY A RELATED PARTY)

The Fund entered into a participation agreement in 2015 with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing to participate in an existing facility that was provided by MBL UK to a United Arab Emirates information technology distribution company.

The Fund made additional advances to MBL UK under this participation agreement in 2016 of $28,345,392, the entire balance of which was repaid in full before the end of the year. There was no outstanding balance on the Fund’s Balance Sheet as of December 31, 2016 and the Fund did not make any additional advances during the six months ended June 30, 2017.

The Fund did not recognize interest income on participating interests for the three and six months ended June 30, 2017 and 2016. The Fund recognized interest income on participating interests of $183,156 and $342,006 for the three and six months ended June 30, 2016, respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

8. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan has a credit limit of $16,750,000 and an interest rate of 3.192% per year. The full amount of the loan was drawn down in October 2015. The Fund’s leased CFM56-7B aircraft engines, which had a carrying value of $21,473,520 on the Fund’s Balance Sheet as of June 30, 2017, are pledged as collateral. The loan matures in October 2019 and can be repaid prior to maturity. The loan is recorded as long-term debt and carried at amortized cost on the Fund’s Balance Sheet. The Fund recognizes interest expense using the effective interest method.

As described in Note 3, during the second quarter the Fund committed to a plan to sell its two CFM56-7B aircraft engines. When the Fund completes the sale of its aircraft engines, it will use a portion of the gross proceeds to repay the Fund’s loan with the Japanese bank.

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $116,480 and $235,305 for the three and six months ended June 30, 2017, respectively and $130,903 and $265,342 for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, the scheduled maturities of long-term debt, including accretion of the debt discount over the next five years are as follows:

For the year ending December 31, 2017	$891,830
For the year ending December 31, 2018	1,830,145
For the year ending December 31, 2019	11,101,679
Thereafter	-
$13,823,654

9. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 7, the Fund previously entered into a participation agreement with MBL UK, a member of the Macquarie Group of companies and an affiliate of the Manager, which was fully repaid during the year ended December 31, 2016.

The Fund pays the Manager and its affiliates’ fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements. Since the fund has entered its liquidation period on July 1, 2016, the fund does not expect to incur any more acquisition fees from this date going forward.

•	Asset management fees equal to the lesser of: (a) (i) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services are performed by non-affiliates under the Manager’s supervision), (ii) 2% of gross rental payments from full payout leases which contain net lease provisions, and (iii) 7% of gross rental payments from equipment for which the Fund provides services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, ongoing marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (b) the amount of fees which are competitive for similar services;

•	Remarketing fees equal to the lesser of (a) 3% of the purchase price paid to the Fund by the purchaser of the investment or (b) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees shall be subordinated until such time when investor return has been achieved. “Investor Return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax 8.0% per annum internal rate of return compounded daily on all capital contributions of members;

•	Out-performance fees depending upon the extent to which Investor Return has been achieved. Prior to the time that Investor Return is achieved, cash distributions will be made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return is achieved, cash distributions will be made 81.0% to the Fund’s members and 19.0% to the Manager; and

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

•	Reimbursement of operating expenses depending upon the scope and volume of services the Manager provides to the Fund.

The Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS were 3% of gross rental receipts and were expensed as incurred and included in the Fund’s Statements of Operations. The Fund sold the Airbus model A320-200 in March 2017, and as such, no longer pays management fees to MALS.

Related party fees are invoiced as the work is performed and settled monthly. Operating expense reimbursement is generally invoiced and settled annually.

For the three and six months ended June 30, 2017 and 2016, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Three Months Ended		Six Months Ended
Entity	Capacity	Description	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$-	$-	$222,517
Macquarie Asset Management Inc.	Manager	Management fee (2)	88,285	131,120	186,021	263,894
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)(3)	70,598	103,704	135,675	214,073
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	18,466	58,657	231,567	77,170
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	-	21,150	17,010	42,300

(1) Amount is capitalized into the carryingvalue of loan receivables.

(2) Amount charged directly to operations.

(3) Amount for the six months ended June 30, 2016 includes $12,740 allocated to carrying amount of loan receivables and remaining amount charged directly to operations.

10. MEMBER’S EQUITY

As of June 30, 2017 and December 31, 2016, the Fund had 9,151,031 and 9,183,494 shares of limited liability company membership interest outstanding, respectively (including the DRP shares and net of repurchased shares). As of June 30, 2017 and December 31, 2016, the cumulative number of shares repurchased since inception was 507,086 and 474,623, respectively.

The Fund declared distributions of $1,825,186 during the three months ended June 30, 2017, of which $1,223,478 were paid and $601,708 were payable as of June 30, 2017.

The $1,825,186 in distributions declared during the three months ended June 30, 2017 was approximately $0.20 per share of $10.00 par value membership interest ($9.00 par value for DRP shares), of which approximately $0.20 represented a partial-liquidating distribution paid from members’ equity.

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

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Non-Recurring Fair Value Measurements

On June 30, 2017, the Fund measured its operating lease assets for smart safes at a fair value of $589,213 as part of its impairment analysis in order to determine the impairment charge of $584,590 recognized in the Fund’s Statements of Operations for the three and six months ended June 30, 2017 (Note 3). The smart safes were measured at fair value on a non-recurring basis, which the Fund considers a Level 3 measurement. In determining the value of the smart safes the Fund utilized information derived from the current status of negotiations around the buyout price with the lessee.

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of June 30, 2017 and December 31, 2016, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above, and loans receivable, and loans payable, which are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets and liabilities.

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

	June 30, 2017
	Carrying Value	Fair Value

Fixed rate loan receivables	$10,548,707	$10,682,489
Fixed rate long-term debt	$13,823,654	$13,766,110

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

12. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of June 30, 2017 and December 31, 2016, respectively.

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

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquires or originates a diversified portfolio of equipment and equipment leases and loans, and other equipment-related investments. The majority of the Fund’s equipment is leased to corporate clients. The Fund’s objective was to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end is December 31.

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

The Fund’s offering period ended on March 19, 2012. The Fund’s operating period commenced on that date. The Fund acquired and disposed of equipment, entered into equipment leases and other equipment-related transactions and made loans secured by equipment collateral during the operating period. During the operating period, the Fund generated cash from equipment leases and loans. In addition, as owned equipment has come off lease, the Fund has either sold or re-leased that equipment. Thus, the Fund has also generated cash through the sale of owned equipment. The Fund reinvested equipment sale proceeds and cash generated from equipment investments into additional equipment during the operating period to the extent that the cash was not required to pay distributions and expenses or be set aside as reserves. The Fund’s revenue has been impacted by the timing of when sales proceeds can be invested in new equipment transactions. During any fiscal period, the Fund’s revenue may have been higher or lower depending on when equipment came off lease and the time it took to re-lease or sell the equipment.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

The Fund entered its liquidation period on July 1, 2016. During the liquidation period, the Fund will continue to manage end of lease options and investigate divestment opportunities for its portfolio. These activities are reflected in the results of operations, balance sheet movements and liquidity analysis below.

Total revenue for the three months ended June 30, 2017 was $1,291,302 compared to $3,067,945 for the three months ended June 30, 2016, a decrease of $1,776,643. The decrease was driven by following;

•	A decrease in finance and rental income of $1,460,856 when compared to the three months ended June 30, 2016 due to sales of leased equipment in first quarter of 2017 and the second and third quarters of 2016; and

•	A decrease in interest income of $290,931 due a decrease in interest income from participating interests with MBL UK. The participating interests with MBL UK were fully repaid in the fourth quarter of 2016 and no further advances were made during the six months ended June 30, 2017.

Total expenses for the three months ended June 30, 2017 was $1,274,117 compared to $1,657,741 for the three months ended June 30, 2016, a decrease of $383,624. Movements in expenses were comprised of the following;

•	A decrease in depreciation by $701,743 due to the sale of leased assets during first quarter of 2017 and second and third quarters of 2016 and reclassification of machine tool equipment to held for sale in the fourth quarter of 2016; and

•	A decrease in other expenses of $154,742 primarily due to a decrease in outperformance fees paid to the Manager. The Fund pays the Manager 1% of each distribution. The Fund paid distributions of $1,825,186 during the three months ended June 30, 2017 compared to $5,843,212 during the three months ended June 30, 2016; partially offset by

•	Impairment loss recognized on the Fund’s smart safes of $584,590 during the three months ended June 30, 2017 due to a decline in the market value of the safes.

As a result, the Fund’s net income for the three months ended June 30, 2017 was $17,185 compared to $1,410,204 for the three months ended June 30, 2016, a decrease of $1,393,019.

Total revenue for the six months ended June 30, 2017 was $4,757,111 compared to $6,417,747 for the six months ended June 30, 2016, a decrease of $1,660,636. The decrease was driven by following;

•	A decrease in finance and rental income of $2,865,775 when compared to the six months ended June 30, 2016 due to sale of leased equipment in first quarter of 2017 and second and third quarters of 2016; and

•	A decrease in interest income of $444,388 due a decrease in interest income from participating interests with MBL UK. The participating interests with MBL UK were fully repaid in the fourth quarter of 2016 and no further advances were made during the six months ended June 30, 2017; partially offset by

•	Gains on sale of leased equipment of $1,686,927 recognized during the six months ended June 30, 2017 from the sale of the Fund’s Airbus A320-200 Aircraft and the reclassification of the machine tool equipment from held for sale to a sales-type lease, an increase of $1,679,000 compared to the six months ended June 30, 2016;

Total expenses for the six months ended June 30, 2017 was $2,262,656 compared to $3,369,994 for the six months ended June 30, 2016, a decrease of $1,107,338. Movements in expenses were comprised of the following;

•	A decrease in depreciation of $1,558,158 due to sale of leased assets during first quarter of 2017 and second and third quarters of 2016 and the reclassification of machine tool equipment to held for sale in the fourth quarter of 2017; and

•	A decrease in management fees of $103,378 due to the aforementioned sales of leased equipment; partially offset by

•	An increase in other expenses of $65,302 primarily due to an increase in outperformance fees paid to the Manager. The Fund pays the Manager 1% of each distribution. The Fund paid distributions of $23,134,386 during the six months ended June 30, 2017 compared to $7,692,896 during the six months ended June 30, 2016. The increase in outperformance was fees was partially offset by a decrease in professional fees during the six months ended June 30, 2017.

•	Impairment loss recognized on the Fund’s smart safes of $584,590 during the six months ended June 30, 2017 due to a decline in the market value of the safes.

As a result, the Fund’s net income for the six months ended June 30, 2017 was $2,494,455 compared to $3,047,753 for the six months ended June 30, 2016, a decrease of $553,298.

Inflation and changing prices have not had a material impact on the Fund’s leasing and interest revenue, net sales, and income from continuing operations for the three and six months ended June 30, 2017 and 2016, respectively.

Financial Condition

This section discusses the major balance sheet variances from June 30, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased by $22,294,835 from $62,200,779 as of December 31, 2016 to $39,905,944 as of June 30, 2017 primarily due to:

•	A decrease in leased equipment at cost and held for sale by $20,212,774 during the six months ended June 30, 2017 due to the sale of the Fund’s Airbus A320-200, reclassification of the Fund’s machine tool equipment to a sales-type lease, and an impairment loss recorded on the smart safes during the second quarter of 2017and;

•	A decrease in loan receivable by $2,044,583 during the six months ended June 30, 2017 due to principal repayments received; and

•	A decrease in cash of $2,268,074 due to distributions paid during the six months ended June 30, 2017 of $23,156,654 partially offset by proceeds from the sale of the Airbus A320-200 of $17,395,927 and other cash flows from operating activities during the period; partially offset by

•	An increase in net investment in sales-type lease of $2,596,436 due to the aforementioned reclassification of the Fund’s machine tool equipment.

Total Liabilities

Total liabilities decreased by $1,537,149, from $16,919,958 as of December 31, 2016 to $15,382,809 as of June 30, 2017 primarily due to:

•	A decrease in deferred finance and rental income of $768,525 due to the sale of the Airbus A320-200 in June 30 2017. The lessee paid its rentals quarterly in advance, and as a result of the sale there was no advance rental received on June 30, 2017; and

•	Repayments of principal on the Fund’s long-term debt of $878,370.

Equity

Total members’ equity decreased by $20,757,686, from $45,280,821 as of December 31, 2016 to $24,523,135 as of June 30, 2017. The decrease in equity is primarily due to distributions declared to investors of $23,134,386, of which $22,532,678 were paid and $601,708 were payable as of June 30, 2017. Additionally, 32,463 shares were redeemed during the six months ended June 30, 2017 resulting in a decrease in equity of $117,755.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the six months ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Net cash provided by/(used in) :
Operating activities	$2,424,660	$5,608,947
Investing activities	19,463,076	(5,352,787)
Financing activities	(24,155,810)	(8,998,297)
Net decrease in cash and cash equivalents	$(2,268,074)	$(8,742,137)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2017, the Fund had cash and cash equivalents of $2,494,874. The amount of cash provided by operating activities for the six months ended June 30, 2017 of 2,424,660 consisted primarily of rentals and interest collected during the period from equipment leases and loans. The decrease of $3,184,287 from the six months ended June 30, 2016 is primarily due to sales of leased equipment in the first quarter of 2017 and the second and third quarters of 2016.

The cash used in investing activities for the six months ended June 30, 2017 is primarily attributable to proceeds of $17,395,927 from the sale of Airbus A320-200, and loan repayments of $2,067,149. There were no cash outflows during the six months ended June 30, 2017 from investing activities. Cash provided by investing increased by $24,815,863 when compared to the six months ended June 30, 2016, primarily due to sales proceeds received for the Airbus A320-200 in the first quarter of 2017 and funding of a finance facility for a U.S. drilling company in the first quarter of 2016.

The cash used in financing activities for the six months ended June 30, 2017 is primarily attributable to distributions to members, repayment of principal on long-term debt, and share repurchases. The increase in cash used in financing activities of $15,157,513 compared to the six months ended June 30, 2016 is due to the fact that the Fund paid distributions of $23,156,654 during the six months ended June 30, 2017 compared to $7,716,966 paid during the six months ended June 30, 2016.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are held in operating and money market accounts at Wells Fargo Bank, N.A.

Sources and Uses of Cash

The Fund’s main activities and our main use of cash has been to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which are denominated in U.S. dollars and are on lease to corporate clients around the world. We have also made investments in other equipment-related transactions which allowed us to directly or indirectly participate in the benefits and risks of equipment ownership or usage and make loans collateralized by equipment.

As of August14, 2017 we have used approximately $188,173,701 of the offering and equipment sale proceeds to acquire the following assets:

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

Distributions

The Fund paid total cash distributions of $1,846,650 and $5,865,676 to our members during the three months ended June 30, 2017 and 2016, respectively and cash distributions of $23,156,654 and $7,716,966 to our members during the six months ended June 30, 2017 and 2016, respectively. While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with our investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of June 30, 2017 and December 31, 2016, respectively.

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

Under the direction and with the participation of our Manager’s President and Principal Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2017	-	-	-	-
May 1 to May 31, 2017	20,629	$2.88	20,629	-
June 1 to June 30, 2017	-	-	-	-
Total	20,629	$2.88	20,629	-

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

Date: August 14, 2017

By:	/S/ BRETT BELDNER
Name:	Brett Beldner
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: August 14, 2017

Exhibit Index

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer Of Registrant

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended June 30, 2017, filed on Aug 14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (ii) the Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), (iii) the Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (Unaudited), (iv) the Statements of Changes in Members’ Equity for the Six Months Ended June 30, 2017 (Unaudited) and, (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.

**	Furnished, rather than filed herewith.

