Form 10-Q
period 2017-09-30
Macquarie Equipment Leasing Fund, LLC
filed 2017-11-14
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 9,129,625 shares of limited liability company membership interests outstanding at November 14, 2017.

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$2,014,303	$4,762,948
Leased equipment held for sale	-	19,046,393
Financial assets held for sale	11,916,944	-
Net investment in finance lease	-	537,382
Net investment in sales type lease	-	-
Loans receivable less: (unamortized deferred loan origination fees and costs of $0 and $45,858 for Sep 30, 2017 and December 2016, respectively)	-	12,593,290
Accrued interest receivable	-	114,231
Lease receivables	95,661	-
Maintenance reserve and other receivables	-	28,479
Total Current Assets	14,026,908	37,082,723

Non-current Assets
Net investment in finance lease	-	1,890,442
Leased equipment at cost (net of accumulated depreciation of $0 and $5,384,317 as of September 30, 2017 and December 2016, respectively)	-	23,227,614
Total Non-current Assets	-	25,118,056

Total Assets	$14,026,908	$62,200,779

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$244,503	$42,364
Deferred finance and rental income	-	951,429
Distribution payable	600,465	623,976
Other payables	263,908	124,624
Current portion of long-term debt	-	1,770,199
Accrued interest payable	-	30,896
Total Current Liabilities	1,108,876	3,543,488

Non-current Liabilities
Other payables	-	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs of $0 and $50,746 as of September 30, 2017 and December 2016, respectively)	-	12,931,825
Total Non-current Liabilities	-	13,376,470

Total Liabilities	$1,108,876	$16,919,958

Commitments and Contingencies (Note 13)

Members’ Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: 9,132,125 and 9,183,494 shares as of September 30, 2017 and December 31, 2016 respectively, net of repurchases of 525,992 and 474,623, respectively	12,918,032	45,280,821
Accumulated surplus	-	-
Total Members’ Equity	12,918,032	45,280,821

Total Liabilities and Members’ Equity	$14,026,908	$62,200,779

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUE

Finance and rental income	311,518	3,562,264	2,717,737	8,834,258
Gain on sale of leased equipment	2,276,996	5,107,777	3,963,923	5,115,704
Interest income	273,554	530,615	897,484	1,598,933
Other income	20,546	81,708	60,581	151,216

Total revenue	2,882,614	9,282,364	7,639,725	15,700,111

EXPENSES

Operating expenses (related party)	71,456	92,994	207,131	294,326
Management fees (related party)	72,773	133,707	275,804	440,116
Depreciation	117,581	893,221	703,901	3,037,699
Impairment loss	-	-	584,590	-
Interest expense	76,236	128,756	311,541	394,098
Other expenses (including related party expenses of $138,427; $241,556; $369,994; and $318,726 for the three and nine months ended September 30, 2017 and 2016, respectively)	257,571	377,642	775,306	830,075
Total expenses	595,617	1,626,320	2,858,273	4,996,314

Net income	$2,286,997	$7,656,044	$4,781,452	$10,703,797

Basic and diluted earnings per share	$0.25	$0.83	$0.52	$1.16

Weighted average number of shares outstanding: basic and diluted	9,132,125	9,183,494	9,151,460	9,232,739

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flow from operating activities:
Net income	$4,781,452	$10,703,797

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	703,901	3,037,699
Impairment loss	584,590	-
Net gain on sale of leased equipment	(3,963,923)	(5,115,704)
Recognition of maintenance reserves in finance and rental income	-	(1,574,439)
Amortization of loan origination fees	(32,697)	(37,697)
Amortization of debt discount and issuance costs	4,256	4,408
Changes in operating assets and liabilities:
Fees payable (related party)	202,138	273,773
Lease receivables	(95,661)	315,800
Accrued interest receivable	38,160	(82,991)
Net investment in finance lease	842,555	637,017
Net investment in sale type lease	337,002	113,819
Other receivables	28,479	(80,353)
Other payables	(305,361)	188,509
Accrued interest payable	(30,896)	(4,066)
Deferred finance and rental income	(287,756)	(193,428)
Other assets	-	(2,680)
Net cash provided by operating activities	2,806,239	8,183,464

Cash flow from investing activities:
Proceeds from sale of leased equipment	43,184,125	18,504,025
Participating interest - loans receivable	-	(28,345,392)
Repayment of participating interest - loans receivable	-	33,617,748
Loan to others	-	(14,469,408)
Repayment of loan by others	3,135,023	2,007,987
Restricted cash	-	1,445,270
Net cash provided by investing activities	46,319,148	12,760,230

Cash flow from financing activities:
Distributions paid to members	(36,999,332)	(31,872,559)
Repurchase of shares	(168,421)	(842,871)
Repayment of principal on long-term debt	(14,706,279)	(1,277,010)
Maintenance reserve received	-	129,169
Net cash used in financing activities	(51,874,032)	(33,863,271)

Net decrease in cash and cash equivalents	(2,748,645)	(12,919,577)

Cash and cash equivalents, beginning of the period	4,762,948	19,767,657

Cash and cash equivalents, end of the period	$2,014,303	$6,848,080

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Maintenance reserve	$-	$1,574,439
Distribution Payable	$600,465	$603,482
Accrued loan to others	$-	$12,740
Loan to others	$-	$620,000
Repayment of loan by others	$-	$430,000

Interest paid
Cash paid during the period for interest	$341,562	$387,880

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Unaudited)

		Membership interests		Accumulated surplus
	Members’ shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2016	9,183,494	$44,713,701	$567,120	$-	$-	$45,280,821
Repurchase of shares	(51,369)	(168,421)	-			(168,421)
Distribution to members ($0.52 per share)		-	-	(4,695,665)	(85,787)	(4,781,452)
Partial-liquidating distribution ($3.53 per share)		(31,627,248)	(567,120)	-	-	(32,194,368)
Net income		-	-	4,695,665	85,787	4,781,452
Balance at September 30, 2017	9,132,125	$12,918,032	$-	-	-	$12,918,032

(1)	Additional members represent all members other than the Managing member.

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

This report covers the three and nine months ended September 30, 2017 and 2016, respectively.

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

If the equipment is returned at the end of a lease term and the lessee has not met the return conditions as set out in the lease, the Fund is entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments is to treat the payments as revenue when received. No such payments were received for the three and nine months ended September 30, 2017 and 2016, respectively.

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

Net Investment in Sales Type Lease

If a lease meets specific criteria under ASC 840 at its inception, such that ownership of the underlying asset is effectively transferred to the lessee and the lease gives rise to a manufacturer’s or dealer’s profit or loss to the lessor (that is, the fair value of the lease property at lease inception is greater than or less than its cost or carrying amount), the Fund recognizes the lease as a net investment in sales type lease on its Balance Sheet and the corresponding profit or loss as a net gain on sale. While the Fund is not a manufacturer or dealer, sales type lease accounting may apply when existing lease agreements are modified and are required to be accounted for as new leases.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Lease Modifications

If a lease is modified, ASC 840 requires the lease to be re-evaluated as if the revised terms were in place at inception of the lease. If the revised terms result in a different classification of the lease than what existed at inception (for example, an operating lease with the revised terms qualifies as a sales type lease), then the revised lease and corresponding investment is reclassified (to either an operating lease, financing lease, or sales type lease).

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

If the Fund’s net investment in finance leases or loan receivables meet specific criteria under ASC 310-10-35, such that the Fund no longer has the intent or ability to hold the finance lease or loan for the foreseeable future, the loan or finance lease is reclassified as financial assets held for sale and recorded at the lower of cost or fair value, with any difference being recognized in the Statements of Operations.

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

At inception of a sales type lease the Fund records the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term. From time to time, the Fund receives rental payments in advance. These advance payments are recognized on the Fund’s Balance Sheet as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized gains on the sale of leased equipment of $2,276,996 and $3,963,923 during the three and nine months ended September 30, 2017 and $5,107,777 and $5,115,704 during the three and nine months ended September 30, 2016, respectively.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognizes late fees as income when they become chargeable and collection is reasonably assured.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacturer refers the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred in developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund will recognize the program development fee as income over the life of the agreement. The Fund recognized $18,750 and $56,250 related to the program development fee as other income during the three and nine months ended September 30, 2017 and September 30, 2016, respectively.

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund is exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluates the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. Although the Fund currently has no reason to believe that the lessees will fail to meet their contractual obligations, a risk of loss to the Fund exists should a lessee fail to meet its payment obligations under a lease. The Fund records an allowance when the analysis indicates that the probability of full collection is unlikely. No allowance was recorded on the Fund’s Balance Sheet as of September 30, 2017 or December 31, 2016, respectively. No allowance was recorded or reversed in the Fund’s Statement of Operations during the three and nine months ended September 30, 2017 and 2016, respectively.

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

All loans are performing and there are no delinquent loans on the Fund’s Balance Sheet. Due to the credit rating of the counterparties, the short-term nature of loans, insurance arrangements, and borrower payment history, the Fund has not recorded a provision for credit losses on its loans receivable as of September 30, 2017 or December 31, 2016, respectively.

Long-Term Debt

Long-term debt is reported on the Fund’s balance sheet at cost. Interest expense is recognized using the effective interest method. Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in the carrying value of long-term debt.

Write Offs

The Fund takes write offs when it determines that a receivable is uncollectible and when all economically sensible means of recovery have been exhausted. No write offs were recorded for the three and nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses and Management Fees

The Manager charges the Fund management fees and the Fund reimburses the Manager for certain operating expenses directly related to the Fund. These fees are recognized on accrual basis. See Note 10 for further details.

Comprehensive Income

The Fund follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income and its components. The Fund does not have any components of other comprehensive income, thus it is not presented separately in the Fund’s financial statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Distributions

The Manager has sole discretion to determine what portion, if any, of cash on hand will be distributed to the members. Distributions are made on a monthly basis and accrued at the end of each month. Cash distributions are paid on the 15th day of the following month and reflected in the Fund’s Statements of Changes in Members’ Equity. Distributions accrued but not paid are recorded as a distribution payable on the Fund’s Balance Sheet. With the commencement and continuation of the Fund’s liquidation period and disposal of assets, the Fund has made a number of periodic additional distributions as disclosed in Note 11.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. Various amendments to ASU No. 2014-09 have been issued, including:

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

3. LEASED EQUIPMENT AT COST AND HELD FOR SALE

The following transactions were entered into by the Fund during the nine months ended September 30, 2017:

Airbus A320-200 Aircraft Lease

In February 2017, the Fund entered into an agreement to sell its Airbus A320-200 Aircraft for a sale price of $17,395,927, which is net of rentals received in advance owed to the buyer. The aircraft was delivered to the buyer in March 2017, at which point the Fund recognized a gain on sale.

Aircraft Engines

In August 2017, the Fund entered into an agreement to sell its CFM56-7B jet engines for a sale price of $23,400,000. The CFM56-7B jet engines were delivered in August 2017, at which point the Fund recognized a gain on sale. The CFM56-7B jet engines were pledged as collateral under the Fund’s limited recourse loan agreement with a Japanese bank (Note 9). The Fund used a portion of the proceeds to repay the limited recourse loan.

Smart Safes

In June 2017, the Fund reassessed the residual value of its operating leases for smart safes. Due to a decline in the market value of this type of equipment the residual value was adjusted downward. The adjustment of the smart safes’ residual value resulted in the recoverable amount being lower than the assets’ carrying amount and an impairment charge of $584,590 was recognized in June 2017. There were no impairment charges recorded during the three months ended September 30, 2017 or the nine months ended September 30, 2016.

The lease for the smart safes was amended in August 2017, resulting in a reclassification of the leases from operating to a net investment in sales type lease (Note 5).

As of September 30, 2017, the Fund no longer has leased equipment at cost on its balance sheet and there are no remaining annual minimum future rentals.

4. NET INVESTMENT IN FINANCE LEASES

The Fund no longer has net investment in finance leases on its Balance Sheet as of September 30, 2017.

GA8-TC320 Aircraft

In September 2017, the Fund began negotiations with the Australian aircraft manufacturer on potential buyout options for its loan and lease portfolio. In October 2017, the Fund entered into an agreement where the Australian aircraft manufacturer exercised an early buyout option on its lease and loan agreements. The Australian aircraft manufacturer paid the Fund an amount above its carrying value to buyout its remaining loans and leases and to acquire all the underlying collateral. As such, the Fund reclassified its finance leases with the Australian aircraft manufacturer to financial assets held for sale as of September 30, 2017.

Manufacturing Equipment

In September 2017, the Fund began a sales process for its manufacturing equipment, which is expected to be sold above its current carrying value. As a result, the manufacturing equipment was reclassified to financial assets held for sale as of September 30, 2017.

Net investment in finance lease consists of the following:

	September 30, 2017	December 31, 2016
Minimum lease payments receivable	$-	$981,182
Estimated residual values of leased property	-	1,688,048
Less: Unearned income	-	(241,406)
Net investment in direct financing lease	$-	$2,427,824

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

5. NET INVESTMENT IN SALES TYPE LEASE

Machine Tool Equipment

In January 2017, the Fund signed an agreement with the lessee to amend the original lease agreement. The amendment allowed for the lessee to acquire the equipment at the end of the lease and for the Fund to retain the security deposit at the end of the lease.

The lease amendment resulted in a reclassification of the machine tool equipment from leased equipment held for sale to a sales type lease. The Fund recognized a gain on the reclassification of the machine tool equipment in January 2017.

In September 2017 the Fund received the final payment and the October 2017 rent payment from the lessee. Upon receipt of the final payment, all rights and title in the machine tool equipment were transferred to the lessee. As part of the final payment the Fund retained the security deposit of $354,645 received at the inception of lease.

Smart Safes

In August, 2017, the Fund signed an agreement with the lessee of its smart safes to amend the original lease agreement. The amendment allows for the lessee to acquire the equipment at the end of the lease for an agreed-upon price. The lease amendment resulted in a reclassification of the operating leases to sales type leases.

In September 2017, the Fund began a sales process for its smart safe portfolio with the intention of selling the leases before maturity above their current carrying value. As a result, the smart safes were reclassified to financial assets held for sale as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, there were no sales type leases on the Fund’s Balance Sheet.

6. LOANS RECEIVABLE

The Fund carries loans receivable at amortized cost on its Balance sheet. The Fund recognizes interest income using the effective interest method.

U.S. Drilling Company

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The finance facility has a term of two years and an interest rate of 10%.

The loan is secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. $140,000 of the fees were paid immediately upon entrance into the credit agreement between the Fund and the drilling company, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility. The commitment and upfront fees are included as a reduction to the carrying value of the loan and are amortized to interest income using the effective interest rate method. The Fund capitalized other costs directly related to the origination of the facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method. The fund capitalized other costs of $237,740 which were directly related to origination of facility. These costs are included as an increase to the amount due under the facility and are recognized to income using the effective interest method.

In September 2017 the Fund began marketing its loan to the U.S. drilling company and in October 2017 it signed a term sheet with a third party to complete the sale prior to the loan’s maturity date. The Fund expects to recover at least the carrying value (as described in Note 7) of the loan from the sale. As such, the Fund has reclassified the loan to financial assets held for sale on its Balance Sheet as of September 30, 2017.

GA8-TC320 Aircraft

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

In September 2017, the Fund began negotiations with the Australian aircraft manufacturer on potential buyout options for its loan and lease portfolio. In October 2017, the Fund entered into an agreement where the Australian aircraft manufacturer exercised an early buyout option on its lease and loan agreements. The Australian aircraft manufacturer paid the Fund an amount above carrying value to buyout its remaining loans and leases and to acquire all the underlying collateral. As such, the Fund reclassified its loans with the Australian aircraft manufacturer at their carrying value to financial assets held for sale as of September 30, 2017.

The Fund recognized interest income on its portfolio of loans receivable of $273,554 and $897,484 for the three and nine month ended September 30, 2017, respectively, and $386,132 and $1,112,444 for the three and nine month ended September 30, 2016, respectively.

7. FINANCIAL ASSETS HELD FOR SALE

As of September 30, 2017 the Fund reclassified its finance leases for the GA8-TC320 aircraft, manufacturing equipment, and furniture, office and other related equipment to financial assets held for sale, as discussed in Note 4. The Fund reclassified its sales type lease for smart safes to financial assets held for sale, as discussed in Note 5. The Fund also reclassified its loans receivable from the U.S. drilling company and the GA8-TC320 aircraft to financial assets held for sale, as discussed in Note 6. The reclassifications are a result of the fact that the Fund no longer has the intent to hold these assets until maturity.

Financial assets held for sale consists of the following:

	September 30, 2017	December 31, 2016
Loan receivable - U.S. drilling company	$8,688,656	$-
Loan receivable - GA8-TC320 aircraft	878,379	-
Sales type lease - Smart safes	371,414	-
Finance lease - GA8-TC320 aircraft	1,787,811	-
Finance lease - Bus manufacturing equipment	160,650	-
Finance lease - Furniture, office and other related equipment	30,034	-
	$11,916,944	$-

Annual minimum future rentals receivable related to the Fund’s finance leases and sales type leases classified as held for sale over the next five years consist of the following:

For the period October 1 to December 31, 2017	$379,111
For the year ending December 31, 2018	383,661
For the year ending December 31, 2019	-
Thereafter	-
$762,772

8. PARTICIPATING INTEREST – LOAN RECEIVABLE (ARRANGED BY A RELATED PARTY)

The Fund entered into a participation agreement in 2015 with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing to participate in an existing facility that was provided by MBL UK to a UAE information technology distribution company.

The Fund made additional advances to MBL UK under this participation agreement in 2016 of $28,345,392, the entire balance of which was repaid in full before the end of the year. There was no outstanding balance on the Fund’s Balance Sheet as of December 31, 2016 and the Fund did not make any additional advances during the nine months ended September 30, 2017.

The Fund did not recognize interest income on participating interests for the three and nine months ended September 30, 2017. The Fund recognized interest income on participating interests of $144,483 and $486,489 for the three and nine months ended September 30, 2016, respectively.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

9. LONG-TERM DEBT

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank. The loan had a credit limit of $16,750,000 and an interest rate of 3.192% per year. The full amount of the loan was drawn down in October 2015. The Fund’s leased CFM56-7B jet engines were pledged as collateral. The loan had a maturity of October 2019 and could be repaid prior to maturity. The Fund recognized interest expense using the effective interest method.

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs are included as a reduction to the carrying value of the loan and are amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $76,236 and $311,541 for the three and nine months ended September 30, 2017, respectively and $128,756 and $394,098 for the three and nine months ended September 30, 2016, respectively.

In August 2017, the Fund repaid the remaining loan balance with a portion of the proceeds from the sale of the CFM56-7B jet engines.

10. TRANSACTIONS WITH AFFILIATES

As discussed in Note 1, the Fund is required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 8, the Fund entered into a participation agreement with MBL UK, a member of the Macquarie Group of companies and an affiliate of the Manager.

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

The Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS were 3% of gross rental receipts and were expensed as incurred and included in the Fund’s Statements of Operations. The Fund sold the Airbus model A320-200 in March 2017 and no longer pays management fees to MALS.

Related party fees are invoiced as the work is performed and settled monthly. The operating expense reimbursement is generally invoiced and settled annually.

For the three and nine months ended September 30, 2017 and 2016, the Fund has accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

			Three Months Ended		Nine Months Ended
Entity	Capacity	Description	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$-	$-	$222,517
Macquarie Asset Management Inc.	Manager	Management fee (2)	72,773	116,697	258,794	389,086
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)(3)	71,456	92,994	207,131	307,066
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	138,427	241,556	369,994	318,726
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	-	17,010	17,010	51,030

(1)	Amount is capitalized into the carryingvalue of loan receivables.
(2)	Amount charged directly to operations.
(3)	Amount for the nine months ended September 30, 2016 includes $12,740 allocated to carrying amount of loan receivables and remaining amount charged directly to operations.

11. MEMBER’S EQUITY

As of September 30, 2017 and December 31, 2016, the Fund had 9,132,125 and 9,183,494 shares of limited liability company membership interest outstanding, respectively (including the Distribution Reinvestment Plan (“DRP”) shares and net of repurchased shares). As of September 30, 2017 and December 31, 2016, the cumulative number of shares repurchased since inception was 525,992 and 474,623, respectively.

The Fund declared distributions of $13,841,435 during the three months ended September 30, 2017, of which $13,240,970 were paid and $600,465 were payable as of September 30, 2017.

The $13,841,435 in distributions declared during the three months ended September 30, 2017 was approximately $1.52 per share of $10.00 par value membership interest ($9.00 par value for DRP shares), of which approximately $1.26 represented a partial-liquidating distribution paid from members’ equity.

12. FAIR VALUE MEASUREMENTS

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

Non-Recurring Fair Value Measurements

On June 30, 2017, the Fund measured its operating lease assets for smart safes at a fair value of $589,213 as part of its impairment analysis in order to determine the impairment charge of $584,590 recognized in the Fund’s Statements of Operations for the three and six months ended June 30, 2017 (Note 3). The smart safes were measured at fair value on a non-recurring basis, which the Fund considers a Level 3 measurement. In determining the value of the smart safes the Fund utilized information derived from the current status of negotiations around the buyout price with the lessee, which was affirmed when the lease was amended in August 2017.

MACQUARIE EQUIPMENT LEASING FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

The Fund’s financial instruments, which are not carried on the Fund’s Balance Sheet at fair value on a recurring basis, are carried at contracted amounts which approximate fair value. As of September 30, 2017 and December 31, 2016, they consist of cash and cash equivalents and restricted cash, which are classified as Level 1 under the hierarchy defined above, and loans receivable, financial assets held for sale, and loans payable which are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data. The Fund uses projected cash flows to estimate the fair value of these financial assets and liabilities.

The fair value of the Fund’s fixed rate loans receivable was estimated by discounting the future cash flows related to the loan. The discount rate was derived by adjusting the margin at inception for material changes in the counterparty’s risk and adding the applicable fixed rate based on the current interest rate curve. The fixed rate loans receivable are classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and are supported by little or no market data.

	September 30, 2017
	Carrying Value	Fair Value

Fixed rate loan receivables	$9,567,035	$9,586,132

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

13. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of September 30, 2017 and December 31, 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Fund’s current financial position and results of operations. This discussion should be read together with the Fund’s unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes included in the Fund’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms refer to Macquarie Equipment Leasing Fund, LLC (the “Fund”).

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect the Fund’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Fund’s control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

The Fund’s operating period ceased on June 30, 2016 and its liquidation period commenced on July 1, 2016, which may last for a period of up to three years. The Fund is currently pursuing divestment opportunities for its remaining portfolio and may complete the liquidation before the three year period is complete. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). During the liquidation period, the Fund will not pursue any new equipment lease and loan investment opportunities and will continue to manage end of lease options and investigate divestment opportunities for its portfolio.

Equipment leasing activity levels are impacted by general economic conditions in global and local economies including the level of interest rates in various jurisdictions and more specifically business appetite for investment in new and used equipment. The availability of liquidity to finance equipment for counterparties on satisfactory terms as well as business confidence to invest in equipment throughout the cycles impacts on equipment leasing volumes and pricing in the marketplace. Pricing in the global equipment finance market has become more competitive in recent years due to the reduction in interest rates in the U.S. and Europe and entry into the market of investors seeking income or yield.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

The Fund entered its liquidation period on July 1, 2016. During the liquidation period, the Fund will continue to manage end of lease options and investigate divestment opportunities for its portfolio. These activities are reflected in the results of operations, balance sheet movements and liquidity analysis below.

Total revenue for the three months ended September 30, 2017 was $2,882,614 compared to $9,282,364 for the three months ended September 30, 2016, a decrease of $6,339,750. The decrease was driven by following:

•	A decrease in finance and rental income of $3,250,746 when compared to the three months ended September 30, 2016 due to sales of leased equipment in the first and third quarters of 2017 and third quarter of 2016; and

•	A decrease in gains on sale of leased equipment of $2,830,781 compared to the three months ended September 30, 2016 due to higher volume of sales in the third quarter of 2016; and

•	A decrease in interest income of $257,061 due to the repayment of the Fund’s participation agreements with MBL UK in the fourth quarter of 2016 and no further advances being made during the three months ended September 30, 2017.

Total expenses for the three months ended September 30, 2017 were $595,617 compared to $1,626,320 for the three months ended September 30, 2016, a decrease of $1,030,703. Movements in expenses were comprised of the following:

•	A decrease in depreciation of $775,640 due to the aforementioned sales of leased assets during the third quarter of 2016 and the reclassification of the CFM56-7B jet engines, Airbus A320-200 Aircraft, and machine tool equipment as held for sale as of June 30, 2017 and December 31, 2016, respectively. In addition, the smart safe leases were reclassified from operating leases to finance leases in the third quarter of 2017;

•	A decrease in other expenses of $120,071 primarily due to a decrease in outperformance fees. The Fund paid outperformance fees of $138,427 during the three months ended September 30, 2017 compared to $241,556 during the same period in 2016;

•	A decrease in management fees of $60,934 due to the aforementioned sales of leased equipment; and

•	A decrease in interest expense of $52,520 due to full repayment of the long-term debt in August 2017.

As a result, the Fund’s net income for the three months ended September 30, 2017 was $2,286,997 compared to $7,656,044 for the three months ended September 30, 2016, a decrease of $5,369,047.

Total revenue for the nine months ended September 30, 2017 was $7,639,725 compared to $15,700,111 for the nine months ended September 30, 2016, a decrease of $8,060,386. The decrease was driven by following:

•	A decrease in finance and rental income of $6,116,521 when compared to the nine months ended September 30, 2016 due to sales of leased equipment in the first and third quarters of 2017 and second and third quarters of 2016;

•	A decrease in gains on sale of leased equipment of $1,151,781 compared to the nine months ended September 30, 2016 due to higher sales volume in the third quarter of 2016; and

•	A decrease in interest income of $701,449 due to the repayment of the Fund’s participation agreements with MBL UK in the fourth quarter of 2016 and no further advances being made during the nine months ended September 30, 2017.

Total expenses for the nine months ended September 30, 2017 was $2,858,273 compared to $4,996,314 for the nine months ended September 30, 2016, a decrease of $2,138,041. Movements in expenses were comprised of the following:

•	A decrease in depreciation of $2,333,798 due to the aforementioned sales of leased assets during the second and third quarters of 2016 and the classification of the CFM56-7B jet engines, Airbus A320-200 Aircraft and machine tool equipment as held for sale as of June 30, 2017 and December 31, 2016, respectively; and

•	A decrease in management fees of $164,312 due to the aforementioned sales of leased equipment; partially offset by

•	Impairment loss recognized related to the Fund’s smart safes of $584,590 in June 2017 due to a decline in the market value of the smart safes.

As a result, the Fund’s net income for the nine months ended September 30, 2017 was $4,781,452 compared to $10,703,797 for the nine months ended September 30, 2016, a decrease of $5,922,345.

Inflation and changing prices have not had a material impact on the Fund’s leasing and interest revenue, net sales, and income from continuing operations for the three and nine months ended September 30, 2017 and 2016, respectively.

Financial Condition

This section discusses the major balance sheet variances from September 30, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased by $48,173,871 from $62,200,779 as of December 31, 2016 to $14,026,908 as of September 30, 2017 primarily due to:

•	A decrease in leased equipment at cost and held for sale by $42,274,007 during the nine months ended September 30, 2017 due to the sale of the Airbus A320-200 and reclassification of the machine tool equipment from an operating lease to a finance lease in the first quarter of 2017, and the sale of the CFM56-7B jet engines and the reclassification of the smart safes from operating leases to financial assets held for sale in third quarter of 2017; and

•	Loans receivable and net investment in finance leases decreased to zero as of September 30, 2017 as the remaining assets were reclassified to financial assets held for sale as of September 30, 2017. Financial assets held for sale increased by $11,916,944 due to the reclassification; and

•	Loans receivable decreased by $3,102,326 during the nine months ended September 30, 2017 prior to be being reclassified to financial assets held for sale due to principal repayments received during the period; and

•	A decrease in cash of $2,748,645 due to total distributions paid during the nine months ended September 30, 2017 of $36,999,332 and repayments of long term debt of $14,702,024, partially offset by proceeds from the sale of the Airbus A320-200 and the CFM56-7B jet engines.

Total Liabilities

Total liabilities decreased by $15,811,082, from $16,919,958 as of December 31, 2016 to $1,108,876 as of September 30, 2017 primarily due to:

•	A decrease in long-term debt of $14,702,024 due to the Fund fully repaying its long-term debt with a portion of the proceeds from sale of the CFM56-7B jet engines; and

•	A decrease in deferred finance and rental income of $951,429 due to the sale of the Airbus A320-200 Aircraft. The lessee paid its rentals in quarterly in advance and as a result of the sale there were no advance rentals on the Fund’s balance sheet; partially offset by

•	An increase in fees payable to the Manager of $202,139 due to reimbursable operating expenses incurred by the Manager on behalf of the Fund. The balance increases on a quarterly basis as the operating expenses payable to the Manager are settled annually in December.

Equity

Equity decreased by $32,362,789, from $45,280,821 as of December 31, 2016 to $12,918,032 as of September 30, 2017. The decrease in equity is primarily due to distributions declared to investors of $36,975,821, of which $36,375,356 were paid and $600,465 were payable as of September 30, 2017. Additionally, 51,369 shares were redeemed for $168,421 during the nine months ended September 30, 2017. The decreases were partially offset by net income of $4,781,452 during the same period.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the nine months ended September 30, 2017 and 2016.

	September 30, 2017	September 30, 2016
Net cash provided by/(used in) :
Operating activities	$2,806,239	$8,183,464
Investing activities	46,319,148	12,760,230
Financing activities	(51,874,032)	(33,863,271)
Net decrease in cash and cash equivalents	$(2,748,645)	$(12,919,577)

See the Statements of Cash Flows included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2017, the Fund had cash and cash equivalents of $2,014,303. The amount of cash provided by operating activities for the nine months ended September 30, 2017 of $2,806,239 consisted primarily of rentals and interest from equipment leases and loans collected during the period. The decrease of $5,377,225 from the nine months ended September 30, 2016 is primarily due to sales of leased equipment in the first and third quarters of 2017 and third quarter of 2016.

The cash provided by investing activities for the nine months ended September 30, 2017 is primarily attributable to proceeds of $43,184,125 from the sale of the Airbus A320-200 and the CFM56-7B jet engines, the agreed-upon buyout payment received from the lessee of the machine tool equipment, and loan repayments of $3,135,023. There were no cash outflows during the nine months ended September 30, 2017 from investing activities. The cash provided by investing activities increased by $33,558,918 when compared to the nine months ended September 30, 2016, primarily due to the aforementioned sales proceeds received by the Fund. The Fund had cash inflows from sales of leased equipment of $18,504,025 during the nine months ended September 30, 2016, which is a decrease of $24,680,100 when compared to the same period in 2017. Additionally, the Fund had cash outflows from investing activities of $14,469,408 related to its loan receivable during the nine months ended September 30, 2016.

The cash used in financing activities for the nine months ended September 30, 2017 is primarily attributable to distributions to members, repayment of principal on long term debt, and share repurchases. The cash used in financing activities increased by $18,010,761 compared to the nine months ended September 30, 2016. The increase is due to the fact that distributions paid by the Fund increased by $5,126,773 during the nine months ended September 30, 2017 and an increase in repayments of principal on long-term debt of $13,429,269 due to the full repayment of long-term debt.

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

As of November 14, 2017 we have used approximately $188,173,701 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Financing provided under participating loan arrangements (fully repaid)	$72,545,705
Aircraft engines (2 x CFM56-7B jet engines) (sold in August 2017)	25,338,321
Aircraft (Airbus model A320-200) (sold in March 2017)	19,551,352
Financing provided to the US drilling company	15,000,000
Aircraft Bombardier CRJ 700 ER (sold in September 2016)	9,786,555
Flat bed rail cars (sold in July 2016)	7,777,356
Participation interest in Commercial jet aircraft engines (sold in March 2012)	6,500,000
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Machine tool equipment (sold in September 2017)	5,768,966
Racetrack equipment (sold in August 2016)	5,311,507
Smart safes	3,294,695
GA8-TC320 Airvan Aircraft	2,499,292
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014, Dec 2014 & Jan 2016)	2,184,398
Self-serve checkout equipment (sold in September 2015)	2,097,353
Financing provided to aircraft lessor	1,128,328
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Bus manufacturing equipment	854,333
Furniture, office and other related equipment	669,010
ETS-364B semiconductor test system (sold in May 2012)	383,898
Smart safes (sold in July 2013)	68,989
$188,173,701

Sources of Liquidity

The Fund believes that cash generated from our operating activities and from debt borrowings will be sufficient to finance its liquidity requirements for the foreseeable future, including paying distributions to its members, payment of management fees, equipment maintenance events, administrative expense reimbursements, and any expenses associated with liquidating the Fund. The Fund’s ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect the Fund and its lessees’ businesses that are beyond its control.

The Fund’s liquidation period may last up to three years, however the Fund will likely liquidate earlier than the latest possible date. As such, the Fund’s liquidity may vary in the future, increasing from proceeds from the sales of the Fund’s remaining investments and decreasing as the Fund pays out distributions and expenses.

The Fund’s liquidity may be adversely affected by unanticipated or greater than anticipated operating costs or losses, including the inability of a client of the Fund to make timely lease payments or costs associated with off lease assets or assets available for sale. The Fund anticipates that it will fund its operations from cash flow generated by operating and financing activities and through divestiture of existing assets. The Manager has no intent to permanently fund any cash flow deficit of the Fund or provide other financial assistance to the Fund.

Distributions

The Fund paid total cash distributions of $13,842,678 and $24,155,593 to its members during the three months ended September 30, 2017 and 2016, respectively and cash distributions of $36,999,332 and $31,872,559 to its members during the nine months ended September 30, 2017 and 2016, respectively. While the Fund anticipates making monthly cash distributions, it may vary the amount of, or completely suspend making distributions at any time and without notice.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with the Fund’s investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of September 30, 2017 and December 31, 2016, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of the Fund’s assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Significant Accounting Policies”, in the Fund’s financial statements in “Financial Statements and Supplementary Data” in Part I, Item 1, of this Quarterly Report on Form 10-Q for financial information and further discussions, for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Although this information is not required to be disclosed for smaller reporting companies, we believe that there have been no material changes to the disclosures reported in our Annual Report on Form 10-K, dated as filed with the Securities and Exchange Commission on February 24, 2017.

Item 4.	Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2017. There has been no change in the Fund’s internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, there may be certain claims, suits and complaints filed against the Fund. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Fund’s financial position. No material legal proceedings are currently pending or threatened, to the Fund’s knowledge, against the Fund or against any of its assets.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) A summary of the share repurchases during the quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2017	-	-	-	-
August 1 to August 31, 2017	18,905	$2.68	18,905	-
September 1 to September 30, 2017	-	-	-	-
Total	18,905	$2.68	18,905	-

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

MACQUARIE EQUIPMENT LEASING FUND, LLC

By:	/s/ David Fahy
Name:	David Fahy
Title:	President of the Manager and Principal Executive
Officer of Registrant

Date: November 14, 2017

By:	/s/ Brett Beldner
Name:	Brett Beldner
Title:	Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: November 14, 2017

Exhibit Index

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

32.1**	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant.

32.2**	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant.

101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Equipment Leasing Fund, LLC for the three months ended September 30, 2017, filed on November 14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016, (ii) the Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (iii) the Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited), (iv) the Statements of Changes in Members’ Equity for the Nine Months Ended September 30, 2017 (Unaudited) and, (v) the Notes to Financial Statements (Unaudited).

*	Filed herewith.

**	Furnished, rather than filed herewith.

E-1