Form 10-K
period 2017-12-31
Macquarie Equipment Leasing Fund, LLC
filed 2018-02-21
CIK 1446714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were no shares of limited liability company membership interests outstanding at February 21, 2018.

FORWARD-LOOKING STATEMENTS

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our expectations for future periods. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. The Fund completed its liquidation as of December 31, 2017 and any forward-looking statements within this Annual Report on Form 10-K will only pertain to post-liquidation activities or events which may be affected by changes in general economic conditions. Post-liquidation activities include filing of final partnership tax returns and payment of professional fees such as audit and legal fees. The Fund has completely divested all of its investments and no longer has any investment activities post December 31, 2017. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Macquarie Equipment Leasing Fund, LLC

The Fund was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquired or originated a diversified portfolio of equipment, equipment leases and loans, and other equipment-related investments. The majority of the Fund’s equipment was leased to corporate clients. The Fund’s objective was to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end was December 31.

The manager of the Fund was Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager made a total of $1,505,000 in capital contributions to the Fund. The Manager and its affiliates earned fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, equipment loans, asset management and administrative, reporting and regulatory services. The Fund reimbursed the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and loans, and other equipment-related investments. The Fund had one reportable segment; all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012. The Fund’s operating period commenced on that date and ceased on June 30, 2016. The Fund’s liquidation period commenced on July 1, 2016 and concluded on December 31, 2017. During the liquidation period, the Manager suspended the Fund’s share redemption plan. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). Also, during the liquidation period, the Fund did not pursue any new equipment lease and loan investment opportunities but instead investigated and pursued divestment opportunities for its portfolio of leased equipment and equipment leases and loans.

On December 19, 2017, the Fund completed the sale of all of its investments, including the sale of its leased equipment, equipment leases and loans, to various third parties including the original lessees of the equipment. According to the Fund’s Amended and Restated Limited Liability Company Operating Agreement, the sale of all or substantially all of the investments of the Fund results in dissolution of the Fund. On December 29, 2017, the Fund wound up its remaining business, paid final distributions and cancelled all remaining outstanding shares.

In December, the Manager filed a certificate of cancellation for the Fund with the Secretary of State of the State of Delaware with an effective date of December 31, 2017. The Manager intends to file a Form 15 for the Fund with the Securities and Exchange Commission (“SEC”) directly subsequent to this Annual Report on Form 10-K.

Final Form 1065 K-1’s are expected to be sent to the Fund’s shareholders on or before March 15, 2018.

Investment Objectives

The Fund’s principal investment objectives were to:

•     Preserve, protect and return invested capital. The Fund built a portfolio of equipment, equipment leases and loans, and other equipment-related investments with the objective of preserving, protecting and returning invested capital.

•     Generate regular monthly cash distributions. The Fund developed a portfolio of varied equipment types, transaction types and clients, with a variety of long and short term transaction periods, with the objective of receiving regular cash from its investments. The Fund generated cash through rental and interest payments from its clients, from the sale of equipment, from the sale of leases, and from other investments. In turn, the Fund made regular monthly cash distributions throughout its operating and liquidation periods.

•     Reduce the Fund’s overall risk through diversification of its portfolio. The Fund diversified its portfolio by acquiring, directly or indirectly, different types of assets, by entering into or acquiring leases of different durations and by acquiring equipment and investing in other equipment-related transactions in different geographies and industries. Diversification of the Fund’s portfolio reduced its risk of changes in any particular market sector or of any particular client’s willingness or ability to make payments under a lease.

•     Generate investment returns that were not correlated to returns from listed stock and bond markets. The Fund aimed to generate investment returns for its members that were not correlated to listed stock and bond markets. The Fund’s shares were not traded on any listed exchange and the value of the shares were not subject to fluctuations on those exchanges.

•     Generate a favorable total return on investments. The Fund’s portfolio was structured with the objective of providing its members with a favorable total return on their investment.

The Fund invested in equipment classes which included aviation equipment such as commercial jet engines and general and commercial aircraft, manufacturing equipment such as machine tools, technological equipment such as smart safes, and/or other types of equipment that the Manager determined met the Fund’s investment objectives. The Fund invested in equipment located both within and outside the U.S., and all equipment purchased by the Fund were leased to corporate clients.

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

The Manager

The Fund’s Manager was Macquarie Asset Management Inc. The Fund’s investment decisions were made by the Manager’s board of directors. The Manager will continue to manage the Fund’s post-liquidation obligations and activities; and disburse the funds set aside in the post liquidation liabilities reserve as discussed in Item7.

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

Founded in 1969, Macquarie employs more than 13,966 people in over 27 countries as of September 30, 2017 and had assets under management of $A473.6 billion.

The Manager forms part of Macquarie Group’s Corporate and Asset Finance Group, which consists of an asset finance business which provides specialist finance and asset management solutions globally, and a lending business which provides primary financing to clients and invests in credit assets in secondary markets. As of September 30, 2017, the Corporate and Asset Finance Group had approximately $A35.5 billion of equipment leases and loans and over 1,200 employees located in North America, Europe, Asia and Australia/New Zealand.

Examples of equipment previously financed by the Macquarie Group under various lease structures include railcars, locomotives and trams, railway infrastructure, commercial jet aircraft engines, aircraft, semiconductor manufacturing equipment, maritime vessels, information technology equipment, utility equipment, telecommunications equipment, medical equipment, road transportation equipment, power stations, electricity grids, marshalling yards, handling equipment, environmental and energy equipment and construction equipment.

In managing the Fund, the Manager had access to the experienced leasing, funds management, and other resources of the Macquarie Group.

Industry

Both in the U.S. and abroad, the equipment leasing industry is large, segmented and highly competitive across products and geographic regions. The Fund carried on business in the U.S. and in foreign jurisdictions. The following figures (in U.S. Dollars) from the White Clarke Group 2017 Global Leasing Report provide an overview of the size of the global equipment leasing industry:

•     Top 50 countries reported modest growth in new business volume of 6.5% to $1 trillion.

•     North America comprises approximately 39% of annual world market volume, Europe 34.7% and Asia 20.6%.

The Fund operated across a number of segments within the equipment leasing industry. The Fund operated primarily as a global equipment leasing company with a focus on providing primarily non-full payout (operating) leases to mainly corporate clients across a range of equipment classes, although it also entered into small ticket lease transactions and full payout loans and leases during its operating period. Its returns were influenced by competitive conditions existing within the equipment leasing industry, including general economic conditions and the Fund’s ability to provide lease pricing and terms and structures which were attractive versus competitors.

For further information regarding the Fund’s geographic revenues and assets, and major customers, see Item 8 of this report under the caption “Financial Statements and Supplementary Data – Notes to the Financial Statements,” at Notes 2 through 7 thereof, which information is hereby incorporated by reference.

Competition

The commercial leasing and financing industry is highly competitive and characterized by competitive factors that vary based upon product and geographic region. The Fund’s competitors were varied and included other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Existing Portfolio – Status Report

As of December 31, 2017, the Fund had divested all of its investments in leased equipment and loans. During the year ended December 31, 2017 the Fund disposed of its investment in Airbus A320-200 aircraft, machine tool equipment, two CFM56-7B aircraft engines, a portfolio of smart safes, GA8-TC320 Airvan aircraft portfolio, a portfolio of furniture, office and other related equipment, and bus manufacturing equipment. During the year ended December 31, 2016, the Fund disposed of one GA8-TC320 Airvan aircraft, a portfolio of flatbed rail cars, a portfolio of racetrack equipment and a Bombardier CRJ 700 ER aircraft.

Percentage of Total Equipment Cost
Sector	Asset Type	2017	2016
Aviation	Aircraft engines (2 x CFM56-7B jet engines)	**	44%
Aviation	Aircraft Bombardier CRJ 700 ER	**	**
Railcars	Flat bed rail cars	**	**
Technology/Transportation	Racetrack equipment	**	**
Technology	Smart safes	**	*
Manufacturing Equipment	Machine tool equipment	**	*
Aviation	Aircraft (Airbus model A320-200)	**	34%
Retirement Community/Assisted Living	Furniture	**	*
Aviation	GA8-TC320 Airvan Aircraft	**	*
Manufacturing Equipment	Bus manufacturing equipment	**	*

* Less than 10%

** Not in Existence

In October 2014 and November 2015, the Fund entered into finance facilities with an Australian aircraft manufacturer. In October, 2017, the Australian aircraft manufacturer repaid all amounts due to the Fund on both of its outstanding finance facilities.

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank, the full amount of which was drawn down in October 2015, with the Fund’s leased CFM56-7B jet engines pledged as collateral. In August 2017, the Fund repaid the remaining loan balance with the Japanese bank using a portion of the sale proceeds from the CFM56-7B jet engines.

In January 2016, the Fund entered into a financing facility with a U.S. drilling company. In October 2017, the Fund sold the financing facility provided to the US drilling company to a third party.

Equipment Leasing Activities

The Fund did not complete any acquisitions during the years ended December 31, 2017 and December 31, 2016, respectively.

The Fund divested all of its leased equipment as of December 31, 2017. The following table sets forth the sales of the Fund’s leased equipment during the years ended December 31, 2017 and 2016, and the types of assets disposed:

		2017	2016
Sector	Asset Type	Sale Price	Sale Price

Aviation	Bombardier CRJ 700 ER Aircraft	-	7,300,000
Railcars	Flat bed rail cars	-	9,626,000
Aviation	GA8-TC320 Airvan Aircraft	-	553,025
Transportation	Racetrack equipment	-	1,502,635
Aviation	Aircraft engines (2 x CFM56-7B jet engines)	23,400,000	-
Technology	Smart safes	177,356	-
Manufacturing Equipment	Machine tool equipment	2,375,000	-
Aviation	Aircraft (Airbus model A320-200)	17,395,927	-
Retirement Community/Assisted Living	Furniture	45,000	-
Aviation	GA8-TC320 Airvan Aircraft	1,804,016	-
Manufacturing Equipment	Bus manufacturing equipment	89,975	-

		$45,287,274	$18,981,660

During the years ended December 31, 2017 and 2016, certain leases generated significant portions (defined as 10% or more) of the Fund’s total leasing revenues. Each asset type listed below relates to one lessee. Concentrations were as follows:

		Percentage of Total
		Leasing Revenues
Sector	Asset Type	2017	2016

Aviation	Aircraft engines (2 x CFM56-7B jet engines)	38%	21%
Aviation	Aircraft (CRJ 700 ER aircraft and 2 x CF 34 jet engines)	**	19%
Technology	Self-serve checkout equipment	**	**
Railcars	Flat bed rail cars	**	*
Technology/Transportation	Racetrack equipment	**	*
Manufacturing Equipment	Machine tool equipment	16%	13%
Aviation	Aircraft (Airbus model A320-200)	13%	22%
Technology	Smart safes	19%	*
Retirement Community/Assisted Living	Furniture	*	*
Aviation	GA8-TC320 Airvan Aircraft	*	*
Manufacturing Equipment	Bus manufacturing equipment	*	*

* Less than 10%

** Not in Existence

Employees

The Fund had no direct employees. The Manager had full and exclusive control over the Fund’s management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.macquarie.com/mami following their electronic filing with the SEC.

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

The Fund did not own or lease any real property, plant or material physical properties other than the equipment held for lease or resale from time to time as contemplated in Item 1 of this Annual Report on Form 10-K.

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

Market Information

There were certain material conditions and restrictions on the transfer of shares imposed by the terms of the Fund’s operating agreement between the Fund and the Manager. Consequently, there was no public market for shares and no public market for shares was ever developed.

Members

On December 19, 2017, the Fund completed the sale of all of its investments, including the sale of its leased equipment, equipment leases and loans, to various third parties including the original lessees of the equipment. On December 29, 2017, the Fund wound up its remaining business, paid final distributions and cancelled all remaining outstanding shares. In December, the Manager filed a certificate of cancellation for the Fund with the Secretary of State of the State of Delaware with an effective date of December 31, 2017.

As of December 31, 2017, the Fund had no shares outstanding and no members.

Distributions

The Fund declared distributions to its members totaling $49,701,356 during the year ended December 31, 2017 of which $47,101,356 were fully paid. The remaining balance of $2,600,000 was transferred to the Manager to fund the withholding tax and additional reserve portion of the post-liquidation reserve (as discussed in Item 7). The Fund paid a liquidating distribution to its members in December 2017.

The Fund declared distributions to its members totaling $38,696,115 during the year ended December 31, 2016.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan.

Share Repurchases

We repurchased 53,869 shares during the year ended December 31, 2017 compared to repurchases of 113,995 during the year ended December 31, 2016. The repurchase amounts were calculated according to a specified repurchase formula pursuant to our operating agreement. Repurchased shares have no voting rights and do not share in distributions with other members. Our operating agreement limited the number of shares that could be repurchased in any one year, repurchased shares may not be reissued and there is no minimum number of shares that may be repurchased over time.

The summary of shares repurchased during the year ended December 31, 2017 as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2017	-	-	-	-
November 1 to November 30, 2017	2,500	1.41	2,500	-
December 1 to December 31, 2017	-	-	-	-
Total	2,500	$1.41	2,500	-

(1)	Our operating agreement, dated June 19, 2009, and which does not have an expiration date, allows for the repurchase of shares according to a specified repurchase formula set forth therein. Our operating agreement limits the number of shares that can be repurchased in any one year, but there is no maximum number of shares that may be repurchased over time. Repurchased shares may not be reissued.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Fund’s current financial position and results of operations. This discussion should be read together with the Fund’s financial statements contained under Item 8 of this Annual Report on Form 10-K. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

Overview

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company, was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquired or originated a diversified portfolio of equipment and equipment leases and loans, and other equipment-related investments. The majority of the Fund’s equipment was leased to corporate clients. The Fund’s objective was to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end was December 31.

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

The Fund’s offering period ended on March 19, 2012. The Fund’s operating period commenced on that date. The Fund acquired and disposed of equipment, entered into equipment lease and other equipment-related transactions and made loans secured by equipment collateral during the operating period. During the operating period, the Fund generated cash from equipment leases and loans. In addition, as owned equipment has come off lease, the Fund has either sold or re-leased that equipment. Thus, the Fund has also generated cash through the sale of owned equipment. The Fund reinvested equipment sale proceeds and cash generated from equipment investments into additional equipment during the operating period to the extent that the cash was not required to pay distributions and expenses or be set aside as reserves. The Fund’s revenue was impacted by the timing of when sales proceeds were invested in new equipment transactions. During any fiscal period, the Fund’s revenue may have been higher or lower depending on when equipment came off lease and the time it took to re-lease or sell the equipment.

The Fund’s operating period ceased on June 30, 2016 and its liquidation period commenced on July 1, 2016. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended). During the liquidation period, the Fund did not pursue any new equipment lease and loan investment opportunities and continued to manage end of lease options and investigated divestment opportunities for its portfolio. The Fund completed its liquidation as of December 31, 2017.

On December 19, 2017, the Fund completed the sale of all of its investments, including the sale of its leased equipment, equipment leases and loans, to various third parties including the original lessees of the equipment. According to the Fund’s Amended and Restated Limited Liability Company Operating Agreement, the sale of all or substantially all of the investments of the Fund results in dissolution of the Fund. On December 29, 2017, the Fund wound up its remaining business, paid final distributions and cancelled all remaining outstanding shares.

In December, the Manager filed a certificate of cancellation for the Fund with the Secretary of State of the State of Delaware with an effective date of December 31, 2017. The Manager intends to file a Form 15 for the Fund with the SEC directly subsequent to this Annual Report on Form 10-K.

Recent Transactions

We engaged in the following transactions during 2017:

Machine Tool Equipment

In January 2017, the Fund signed an agreement with the lessee to amend the original lease agreement relating to the Fund’s machine tool equipment. The amendment allowed for the lessee to acquire the equipment at the end of the lease and for the Fund to retain the security deposit at the end of the lease. This resulted in a reclassification of the machine tool equipment from leased equipment held for sale to a sales type lease. The Fund recognized a gain on the reclassification of the machine tool equipment in January 2017.

In September 2017, the Fund received the final payment and the October 2017 rent payment from the lessee. Upon receipt of the final payment, all rights and title in the machine tool equipment were transferred to the lessee. As part of the final payment, the Fund retained the security deposit of $354,645 received at the inception of the lease.

Airbus A320-200 Aircraft Lease

In February 2017, the Fund entered into an agreement to sell its Airbus A320-200 aircraft for a sale price of $17,395,927, which is net of rentals received in advance owed to the buyer. The aircraft was delivered to the buyer in March 2017, at which point the Fund recognized a gain on sale.

Aircraft Engines

In August 2017, the Fund entered into an agreement to sell its CFM56-7B jet engines for a sale price of $23,400,000. The CFM56-7B jet engines were delivered in August 2017 at which point, the Fund recognized a gain on sale. The CFM56-7B jet engines were pledged as collateral under the Fund’s limited loan recourse loan agreement with a Japanese bank. The Fund used a portion of the proceeds of the sale of the CFM56-7B jet engines to repay the limited recourse loan.

Long-Term Debt

In September 2015, the Fund entered into a limited recourse loan agreement with a Japanese bank, the full amount of which was drawn down in October 2015, with the Fund’s leased CFM56-7B jet engines pledged as collateral. In August 2017, the Fund repaid the remaining loan balance of the limited recourse loan with a Japanese bank with a portion of the proceeds from the sale of the CFM56-7B jet engines, discussed in Note 8.

Australian Aircraft Manufacturer

In October 2014 and November 2015, the Fund entered into finance facilities with an Australian aircraft manufacturer. In October 2017, the Australian aircraft manufacturer exercised an early buyout option on its financing facilities. The Australian aircraft manufacturer paid the Fund $2,672,500 to buyout its remaining loans and leases and to acquire all the underlying collateral of GA8-TC320 aircraft. The Fund recognized a gain on sale in October 2017.

Furniture, Office and Other Related Equipment

In November 2017, the Fund sold its portfolio of furniture, office and other related equipment for $45,000 to the lessee. The Fund recognized a gain on the sale in November 2017.

U.S. Drilling Company

In November 2017, the Fund sold its finance facility secured by a U.S. drilling company’s land-based rig and operating contract to a third party. The loan was sold for $7,951,923. The Fund recognized a gain on the sale in November 2017.

Bus Manufacturing Equipment

In December 2017, the Fund entered into an agreement to sell the Fund’s portfolio of bus manufacturing equipment for a purchase price of $89,975. The Fund recognized a loss on the sale of the finance lease in December 2017.

Smart Safes

In December 2017, the Fund entered into an agreement with Macquarie Equipment Capital Inc. (“MECI”), a member of the Macquarie Group of companies, to sell its portfolio of smart safe leases for a purchase price of $177,356. The Fund recognized a gain on sale of $6,643 in December 2017.

Post-Liquidation Liabilities Reserve (“Post-Liquidation Reserve”)

Prior to the liquidation date, the Fund estimated the amount of expenses that will become payable to the Manager and various service providers for services provided as of December 31, 2017 and for services in relation to the liquidation of the fund which may be performed beyond that date. This includes management fees, audit, legal, printing, filing and other fees. The Fund also estimated the amount of state tax withholding due on the 2017 distributions received by the members from the Fund. The Fund is required to remit the state taxes to various state revenue authorities upon completion of the Fund’s final partnership state tax returns for the year ended December 31, 2017.

The total amount of the post-liquidation reserve was $2,796,354. The reserve consisted of $196,354 of known expenses that were recognized on the Fund’s Statements of Operations, $263,275 in state tax withholding, and $2,336,725 of an additional reserve to cover any potential unforeseen expenses related to the liquidation of the Fund.

The Fund accounted for the $196,354 of known expense as operating expenses on the Fund’s Statements of Operations. The Fund did not distribute the remaining $2,600,000 to its members as part of the liquidating distribution in December to cover their estimated state tax liabilities and the additional reserve. This was treated as a non-cash distribution. In the event that, after all expected actual and contingent obligations and liabilities are paid, the Manager has a surplus balance in the amounts withheld, the Manager shall make a residual distribution to the members to an amount equal to such surplus balance. The residual amount distributed to the members will be calculated in the same manner as the liquidating distribution in December. In the event of a shortfall in such withheld amount, the Manager will absorb all costs and expenses.

The Fund transferred to the Manager, prior to liquidation, cash amounting to $2,796,354 to make these payments as they become due in the future.

Results of Operations for the Year Ended December 31, 2017 and 2016

The Fund entered its liquidation period on July 1, 2016 and completed it as of December 31, 2017. During the liquidation period, the Fund managed end of lease options and completed the divestment of its remaining portfolio. These activities are reflected in the results of operations, balance sheet movements and liquidity analysis below.

Total revenue for year ended December 31, 2017 decreased by $9,980,937 to $7,968,177 primarily due to:

•	Decrease in finance and rental income by $7,871,002 due to sales of leased equipment such as the Airbus A320-200 aicrafts and CFM56-7B jet engines starting in the second quarter of 2016 through the year ended December 31, 2017;

•	Decrease in gains on sale of leased equipment by $1,107,049 due to higher sales volume in the third quarter of 2016; and

•	Decrease in interest income by $973,793 due to the repayment of the Fund’s participation agreements with MBL UK in the fourth quarter of 2016 and the sale of loan receivables for the U.S. drilling company during the year ended December 31, 2017.

Total expenses for the year ended December 31, 2017 decreased by $2,996,835 to $3,375,696 primarily due to:

•	Decrease in depreciation by $3,110,714 due to the sales of leased assets during the second and third quarters of 2016 and the re-classification of the CFM56-7B jet engines, Airbus A320-200 aircraft and machine tool equipment as held for sale during the year ended December 31, 2017; and

•	Decrease in management fees by $255,023 due to the sales of leased equipment; partially offset by

•	Recognized impairment losses for $584,590 in relation to the smart safes decline in market value in June 2017; and

•	Recognized expenses of $196,354 for services provided to the fund (Manager and service providers) as of December 31, 2017 and for services in relation to the liquidation of the fund which may be performed beyond that date.

As a result, the Fund’s net income for the year ended December 31, 2017 was $4,592,481 compared to $11,576,583 for the year ended December 31, 2016, a decrease of $6,984,102.

Inflation and changing prices have not had a material impact on the Fund’s leasing and interest revenue, net sales, and income from continuing operations for the years ended December 31, 2017 and 2016, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2017 compared to 2016.

Total Assets

The Fund’s total assets decreased from $62,200,779 as of December 31, 2016 to $0 as of December 31, 2017 due to the Fund completing its liquidation phase as of December 31, 2017. During the year, the Fund completed the sale of all of its remaining assets and paid a final distribution to its members.

Total Liabilities

Total liabilities decreased from $16,919,958 as of December 31, 2016 to $0 as of December 31, 2017 due to the Fund completing its liquidation phase as of December 31, 2017. The Fund settled its outstanding liabilities due and payable as of December 31, 2017 on or before December 31, 2017. For accrued liquidation expenses due and payable after December 31, 2017, the Fund set up a post-liquidation reserve with the Manager (as discussed above in the post liquidation reserve).

Members’ Equity

Members’ Equity was reduced to $0 as of December 31, 2017. The decrease is due to the Fund completing its liquidation by December 31, 2017 and paying distributions to the members of $49,701,356. Additionally, 53,869 shares were redeemed for $171,946 during the year ended December 31, 2017.

The Fund’s liquidation period commenced on July 1, 2016 and completed on December 31, 2017. On December 19, 2017, the Fund completed the sale of all of its investments, including the sale of its leased equipment, equipment leases and loans, to various third parties including the original lessees of the equipment. According to the Fund’s Amended and Restated Limited Liability Company Operating Agreement, the sale of all or substantially all of the investments of the Fund results in dissolution of the Fund. On December 29, 2017, the Fund wound up its remaining business, paid final distributions and cancelled all remaining outstanding shares.

In December, the Manager filed a certificate of cancellation for the Fund with the Secretary of State of the State of Delaware with an effective date of December 31, 2017. The Manager intends to file a Form 15 for the Fund with the SEC directly subsequent to this Annual Report on Form 10-K.

Therefore, as of December 31, 2017, the Fund has no shares outstanding.

The Fund withheld $2,796,354 of the final distribution from its members and transferred that amount to the Manager to fund the post-liquidation reserve. In the event that, after all expected actual and contingent obligations and liabilities are paid, the Manager has a surplus balance in the amounts withheld, the Manager shall make a residual distribution to the members to an amount equal to such surplus balance. The residual amount distributed to the members will be calculated in the same manner as the liquidating distribution in December. In the event of a shortfall in such withheld amount, the Manager will absorb all costs and expenses.

Liquidity and Capital Resources

Cash Flows Summary

The following table sets forth summary cash flow data for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Net cash provided by/(used in) :
Operating activities	$2,434,246	$9,663,702
Investing activities	58,006,363	16,459,904
Financing activities	(65,203,557)	(41,128,315)
Net decrease in cash and cash equivalents	$(4,762,948)	$(15,004,709)

See the Statements of Cash Flows included in “Item 8. Financial Statements” of this Annual Report on Form 10-K for additional information.

As of December 31, 2017, the Fund had no cash and cash equivalents. Net cash provided by operating activities for the year ended December 31, 2017 of $2,434,246 consisted primarily of rentals and interest from equipment leases and loans collected during the period. The decrease of $7,229,456 from the prior year is primarily due to sales of leased equipment during the year of 2017.

The cash provided by investing activities for the year ended December 31, 2017 is primarily attributable to proceeds of $45,366,472 from the sale of leased equipment such as the Airbus A320-200, the CFM56-7B jet engines, smart safes and machine tool equipment. Additionally, $12,639,891 was received for loan repayments primarily from the U.S. drilling company and Australian aircraft manufacturer. There were no cash outflows during the year ended December 31, 2017 from investing activities.

The cash used in financing activities for the year ended December 31, 2017 is primarily attributable to distributions to members, repayment of principal on long term debt, and share repurchases. Net cash used in financing activities increased by $24,075,242 compared to the prior year, in part as a result of the inclusion of $2,600,00 for state tax withholdings and additional reserves, as further discussed below. The increase is due to the increased distribution of $11,621,472 paid by the fund during the year ended December 31, 2017 and an increase in repayments of principal on long-term debt of $12,995,525 due to the full repayment of long-term debt, partially offset by repurchase of shares.

The cash used in financing activities included $2,600,000, which includes $263,275 for the estimated amount of state tax withholding due on the distributions received by the members from the Fund. The Fund is required to remit the state taxes to various state revenue authorities upon completion of the Fund’s final partnership state tax returns for the year ended December 31, 2017. The remainder of the withholding consisted of an additional reserve of $2,336,725 to cover any potential unforeseen expenses related to the liquidation of the Fund.

As of December 31, 2017, the Fund was liquidated and no longer holds any cash and cash equivalents.

Sources and Uses of Cash

The Fund’s main activities and main use of cash were to acquire a diversified portfolio of equipment, equipment leases, loans and other equipment-related investments which were denominated in U.S. dollars and were leased to corporate clients around the world. The Fund continued to pay distributions to its members up to the liquidation date of December 31, 2017.

Over the life of the Fund, we used approximately $188,173,701 of the offering and equipment sale proceeds to acquire the following assets:

Purchase Price
Financing provided under participating loan arrangements (fully repaid)	$72,545,705
Aircraft engines (2 x CFM56-7B jet engines) (sold in August 2017)	25,338,321
Aircraft (Airbus model A320-200) (sold in March 2017)	19,551,352
Financing provided to the US drilling company (sold in November 2017)	15,000,000
Aircraft Bombardier CRJ 700 ER (sold in September 2016)	9,786,555
Flat bed rail cars (sold in July 2016)	7,777,356
Participation interest in Commercial jet aircraft engines (sold in March 2012)	6,500,000
Semiconductor manufacturing tools (sold in June 2012)	6,400,800
Machine tool equipment (sold in September 2017)	5,768,966
Racetrack equipment (sold in August 2016)	5,311,507
Smart safes (sold in December 2017)	3,294,695
GA8-TC320 Airvan Aircraft (sold in October 2017)	2,499,292
GA8-TC320 Airvan Aircraft (sold in May 2014, Aug 2014, Dec 2014 & Jan 2016)	2,184,398
Self-serve checkout equipment (sold in September 2015)	2,097,353
Financing provided to aircraft lessor (sold in October 2017)	1,128,328
Furniture, office and other related equipments (sold in Nov 2013, Mar 2014 & Sep 2014)	1,012,843
Bus manufacturing equipment (sold in December 2017)	854,333
Furniture, office and other related equipment (sold in November 2017)	669,010
ETS-364B semiconductor test system (sold in May 2012)	383,898
Smart safes (sold in July 2013)	68,989
$188,173,701

Sources of Liquidity

We believe that cash generated from our operating activities and from debt borrowings were sufficient in financing our liquidity requirements during the operating and liquidation periods. Prior to the liquidation date of December 31, 2017, the Fund transferred $2,796,354 of cash to the Manager to fund the post-liquidation reserve which will be used to settle the Fund’s actual and contingent obligations and liabilities.

As of December 31, 2017, the Fund has no remaining assets including cash and cash equivalents, therefore, there are no current and future sources of liquidity.

Distributions

During the year ended December 31, 2017, the Fund declared total distributions of $49,701,356 of which $47,101,356 was paid directly to the members and withheld $2,600,000 of final distribution to cover the members’ estimated state tax liabilities and any unforeseen liquidation expenses and was treated as a non-cash distribution.

The Fund paid distribution to its members totaling $38,703,860 during the year ended December 31, 2016.

Prior to the liquidation date, the Fund estimated the amount of expenses that will become payable to the Manager and various service providers for services provided as of December 31, 2017 and for services in relation to the liquidation of the fund which may be performed beyond that date. This includes management fees, audit, legal, printing, filing and other fees. The Fund also estimated the amount of state tax withholding due on the 2017 distributions received by the members from the Fund. The Fund is required to remit the state taxes to various state revenue authorities upon completion of the Fund’s final partnership state tax returns for the year ended December 31, 2017.

The total amount of the post-liquidation reserve was $2,796,354. The reserve consisted of $196,354 of known expenses that were recognized on the Fund’s Statements of Operations, $263,275 in state tax withholding, and $2,336,725 of an additional reserve to cover any potential unforeseen expenses related to the liquidation of the Fund.

The Fund accounted for the $196,354 of known expense as operating expenses on the Fund’s Statements of Operations. The Fund did not distribute the remaining $2,600,000 to its members as part of the liquidating distribution in December to cover their estimated state tax liabilities and the additional reserve. This was treated as a non-cash distribution. In the event that, after all expected actual and contingent obligations and liabilities are paid, the Manager has a surplus balance in the amounts withheld, the Manager shall make a residual distribution to the members to an amount equal to such surplus balance. The residual amount distributed to the members will be calculated in the same manner as the liquidating distribution in December. In the event of a shortfall in such withheld amount, the Manager will absorb all costs and expenses.

The Fund transferred to the Manager, prior to liquidation, cash amounting to $2,796,354 to make these payments as they become due in the future.

Commitments, Contingencies and Off-Balance Sheet Transactions

Other than obligations associated with the Fund’s investing activities or as set forth in our operating agreement, we have no contractual obligations and commitments, contingencies or off-balance sheet transactions as of December 31, 2017 and December 31, 2016, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of the Fund’s assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Note 2, “Significant Accounting Policies”, in our financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Annual Report on Form 10-K of the significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

We believe the following critical accounting policies could have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

Leased Equipment at Cost

Leased equipment at cost represented our largest asset class. We depreciated leased equipment using the straight-line method over an asset’s lease term to its estimated residual value. Any change in the residual value would have changed the depreciation expense and could have had a significant impact on our results for any one period. The Fund’s significant assets and their residual values were reviewed at least annually for impairment.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Fund commenced making investments in equipment, equipment leases and other equipment-related transactions in 2010. The Fund completed its liquidation period on December 31, 2017. During that time, the Fund was exposed to certain risks. Among these were the risks that equipment the Fund purchases will be worth less than anticipated at the end of the term of the lease and the risk that the Fund’s clients failed to pay rent as required under its leases or make interest and principal loan repayments. In addition, during the Fund’s operating period, the Fund was exposed to the risk that the Fund would not be able to source appropriate or attractive investments given the highly competitive nature of the equipment leasing industry. Now that the Fund has been liquidated, it will not pursue any new equipment lease and loan investment opportunities.

All of the Fund’s investments were subject to fixed interest rates and were all denominated in U.S. dollars. We believe that our exposure to foreign currency exchange rate risk, commodity risk (other than our residual value investments in equipment) and equity price risk were insignificant to both our financial position and our results of operations. As of December 31, 2017, the Fund had no exposure to derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

MACQUARIE EQUIPMENT LEASING FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the Manager of

Macquarie Equipment Leasing Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Macquarie Equipment Leasing Fund, LLC as of December 31, 2017 and 2016, and the related statements of operations, of changes in members’ equity and of cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 21, 2018

We have served as the Company's auditor since 2008.

MACQUARIE EQUIPMENT LEASING FUND, LLC

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$4,762,948
Leased equipment held for sale	-	19,046,393
Net investment in finance lease	-	537,382
Loans receivable less: (unamortized deferred loan origination fees and costs of $0 and $45,858 for December 31, 2017 and 2016, respectively)	-	12,593,290
Accrued interest receivable	-	114,231
Maintenance reserve and other receivables	-	28,479
Total Current Assets	-	37,082,723

Non-current Assets
Net investment in finance lease	-	1,890,442
Leased equipment at cost (net of accumulated depreciation of $0 and $5,384,317 as of December 31, 2017 and 2016, respectively)	-	23,227,614
Total Non-current Assets	-	25,118,056

Total Assets	$-	$62,200,779

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Fees payable (related party)	$-	$42,364
Deferred finance and rental income	-	951,429
Distribution payable	-	623,976
Other payables	-	124,624
Current portion of long-term debt	-	1,770,199
Accrued interest payable	-	30,896
Total Current Liabilities	-	3,543,488

Non-current Liabilities
Other payables	-	444,645
Long-term debt, less current portion ($16,750,000 face value, less: unamortized debt discount and issuance costs of $0 and $50,746 as of December 31, 2017 and 2016, respectively)	-	12,931,825
Total Non-current Liabilities	-	13,376,470

Total Liabilities	$-	$16,919,958

Commitments and Contingencies (Note 12)

Members' Equity
Shares of membership interests, $10.00 par value as may be reduced (i) under a distribution reinvestment plan, (ii) for volume discounts, or (iii) for reductions in selling commissions
Authorized: 15,800,500 shares;
Issued and outstanding: Nil and 9,183,494 shares as of December 31, 2017 and 2016 respectively, net of repurchases of NA and 474,623, respectively	-	45,280,821
Accumulated surplus	-	-
Total Members’ Equity	-	45,280,821

Total Liabilities and Members’ Equity	$-	$62,200,779

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2017	December 31, 2016
REVENUE

Finance and rental income	2,775,121	10,646,123
Gain on sale of leased equipment	4,008,655	5,115,704
Interest income	1,018,807	1,992,600
Other income	165,594	194,687

Total revenue	7,968,177	17,949,114

EXPENSES

Operating expenses (related party)	371,520	373,074
Management fees (related party)	313,110	568,133
Depreciation	703,901	3,814,615
Impairment loss	584,590	-
Interest expense	311,541	519,217
Other expenses (including related party expenses of $478,201 and $387,039 for the year ended December 31, 2017 and 2016, respectively)	1,091,034	1,097,492
Total expenses	3,375,696	6,372,531

Net income	$4,592,481	$11,576,583

Basic and diluted earnings per share	$0.50	$1.26

Weighted average number of shares outstanding: basic and diluted	9,145,957	9,220,361

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2017	December 31, 2016
Cash flow from operating activities:
Net income	$4,592,481	$11,576,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	703,901	3,814,615
Impairment loss	584,590	-
Net gain on sale of leased equipment	(4,008,655)	(5,115,704)
Recognition of maintenance reserves in finance and rental income	-	(1,582,919)
Amortization of loan origination fees	(37,757)	(50,408)
Amortization of debt discount and issuance costs	4,256	5,905
Changes in operating assets and liabilities:
Fees payable (related party)	(42,364)	5,711
Lease receivables	-	315,800
Accrued interest receivable	114,231	(60,802)
Net investment in finance lease	727,858	800,797
Net investment in sale type lease	655,147	337,743
Other receivables	28,479	33,808
Other payables	(569,269)	(236,084)
Accrued interest payable	(30,896)	(3,595)
Deferred finance and rental income	(287,756)	(181,320)
Other assets	-	3,572
Net cash provided by operating activities	2,434,246	9,663,702

Cash flow from investing activities:
Proceeds from sale of leased equipment	45,366,472	18,504,025
Participating interest - loans receivable	-	(28,345,392)
Repayment of participating interest - loans receivable	-	36,321,345
Loan to others	-	(14,470,905)
Repayment of loan by others	12,639,891	3,005,561
Restricted cash	-	1,445,270
Net cash provided by investing activities	58,006,363	16,459,904

Cash flow from financing activities:
Distributions paid to members	(47,725,332)	(38,703,860)
Liquidation reserves payment to Manager	(2,600,000)	-
Repurchase of shares	(171,946)	(842,871)
Repayment of principal on long-term debt	(14,706,279)	(1,710,754)
Maintenance reserve received	-	129,170
Net cash used in financing activities	(65,203,557)	(41,128,315)

Net decrease in cash and cash equivalents	(4,762,948)	(15,004,709)

Cash and cash equivalents, beginning of the period	4,762,948	19,767,657

Cash and cash equivalents, end of the period	$-	$4,762,948

Supplemental disclosures of cash flow information

Non cash investing and financing activities
Maintenance reserve	$-	$1,582,919
Distribution Payable	$-	$623,976
Operating Expense from Manager capitalized into loan to others	$-	$12,740
Loan to others	$-	$620,000
Repayment of loan by others	$-	$430,000

Cash paid during the period for interest	$341,562	$509,269

See accompanying notes to Financial Statements.

MACQUARIE EQUIPMENT LEASING FUND, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership interests		Accumulated surplus
	Members' shares	Additional members (1)	Managing member	Additional members (1)	Managing member	Total

Balance at December 31, 2015	9,297,489	$61,630,733	$951,132	$10,568,114	$93,245	$73,243,224
Repurchase of shares	(113,995)	(842,871)	-			(842,871)
Distribution to members ($2.42 per share)			-	(21,941,184)	(296,758)	(22,237,942)
Partial-liquidating distribution ($1.79 per share)		(16,074,161)	(384,012)	-	-	(16,458,173)
Net income		-	-	11,373,070	203,513	11,576,583
Balance at December 31, 2016	9,183,494	$44,713,701	$567,120	-	-	$45,280,821
Repurchase of shares	(53,869)	(171,946)	-	-	-	(171,946)
Distribution to members ($0.50 per share)		-	-	(4,279,720)	(312,761)	(4,592,481)
Liquidating distribution ($4.94 per share)		(44,541,755)	(567,120)	-	-	(45,108,875)
Net income		-	-	4,279,720	312,761	4,592,481
Shares cancelled	(9,129,625)	-	-	-	-	-
Balance at December 31, 2017	-	$-	$-	$-	$-	$-

(1)	Additional members represent all members other than the Managing member.

See accompanying notes to Financial Statements

1. ORGANIZATION AND BUSINESS OPERATIONS

Macquarie Equipment Leasing Fund, LLC, a Delaware limited liability company (the “Fund”), was formed on August 21, 2008 for the purpose of being an equipment leasing program that acquires or originates a diversified portfolio of equipment, equipment leases and loans, and other equipment-related investments. The majority of the equipment leased by the Fund was leased to corporate clients. The Fund’s objective was to generate income through the collection of lease rentals, interest income, and other revenues, as well as through the sale of leased and off lease equipment and other portfolio investments. The Fund’s fiscal year end was December 31.

The manager of the Fund is Macquarie Asset Management Inc. (the “Manager”), a member of the Macquarie Group of Companies which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide (the “Macquarie Group”). Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. The Manager made a total of $1,505,000 in capital contributions to the Fund. The Manager and its affiliates earned fees by providing or arranging all services necessary and desirable for the operations of the Fund, including those relating to equipment acquisitions and disposals, equipment loans, asset management and administrative, reporting and regulatory services. The Fund reimbursed the Manager for costs incurred for managing the Fund and the Fund’s portfolio of equipment, equipment lease and loans, and other equipment-related investments. The Fund had one reportable segment; all information and disclosures herein are related to that segment.

The initial closing date for the Fund was March 5, 2010, the date at which the Fund raised over $2,500,000 and reached the minimum offering amount. The Fund’s offering period ceased on March 19, 2012. The Fund’s operating period commenced on that date and ceased on June 30, 2016. The Fund’s liquidation period commenced on July 1, 2016 and completed by December 31, 2017. To coincide with the beginning of the Fund’s liquidation period, the Manager suspended the Fund’s share redemption program. However, the Manager reserved the right to approve member requests for redemptions in cases of death or proof of disability (as the term is defined in the Americans with Disabilities Act of 1990, as amended).

On December 19, 2017, the Fund completed the sale of all of its investments, including the sale of its leased equipment, equipment leases and loans, to various third parties including the original lessees of the equipment. According to the Fund’s Amended and Restated Limited Liability Company Operating Agreement, the sale of all or substantially all of the investments of the Fund results in dissolution of the Fund. On December 29, 2017, the Fund wound up its remaining business, paid final distributions and cancelled all remaining outstanding shares.

In December, the Manager filed a certificate of cancellation for the Fund with the Secretary of State of the State of Delaware with an effective date of December 31, 2017. The Manager intends to file a Form 15 for the Fund with the SEC directly subsequent to this Annual Report on Form 10-K. As of December 31, 2017, the Fund has no shares outstanding.

This report covers the years ended December 31, 2017 and 2016, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Use of Estimates

The accompanying financial statements were prepared in accordance with U.S. GAAP. This required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could have differed from those estimates.

Cash and Cash Equivalents

The Fund considered all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were maintained with one U.S. financial institution, which at times could have been in excess of the federal insurance limit of $250,000 per depositor, per FDIC-insured bank.

Income Taxes

The Fund was treated as a partnership for federal and state income tax purposes. As a partnership, the Fund was not subject to federal and state income taxes, while each member will be individually liable for income taxes, if any, on its share of net taxable income from the Fund. Interest, dividends and other income realized by the Fund would have been subject to withholding tax in the jurisdiction in which the income is sourced.

The Fund files certain state tax returns on behalf of its members. Where the Fund has a tax liability in those states, it pays that amount on behalf of the members and withholds that payment from the members’ distribution. As part of the liquidation process, the Fund estimated a state tax liability of $263,275 for its members. The Fund withheld that amount from the members’ liquidating distribution in December 2017 and paid it to the Manager. The Manager will settle the state income tax liability on behalf of the members. In the event that, after the state tax liabilities are paid, the Manager has a surplus balance in the amounts withheld, the Manager shall make a residual distribution to the members to an amount equal to such surplus balance. The residual amount distributed to the members will be calculated in the same manner as the liquidating distribution in December. In the event of a shortfall in such withheld amount, the Manager will absorb all costs and expenses.

Leased Equipment at Cost

If a lease met certain requirements under ASC 840 at its inception, such that the Fund retained ownership in the underlying equipment, the lease was accounted for as an operating lease. Investment in leased equipment was stated at cost less accumulated depreciation. Leased equipment was depreciated on a straight-line basis over the lease term to the assets’ residual value. Initial direct costs (such as freight, installation, acquisition fees and expenses, legal fees and inspection fees) associated with the leases were capitalized as part of the cost of the leased equipment and depreciated over the lease term.

The residual value and useful life were determined by the Manager and were calculated using information from both internal (i.e. from affiliates) and external sources, such as trade publications, industry valuers, auction data, internal and external sales data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical assets. Once an asset comes off lease or is re-leased, the Fund reassessed its useful life and residual value.

Costs incurred in extending the useful life and/or increasing the resale value of leased equipment were capitalized into the cost of an asset. No such costs have been incurred to date.

If the equipment was returned at the end of a lease term and the lessee did not meet the return conditions as set out in the lease, the Fund was entitled, in certain cases, to additional compensation from the lessee. The Fund’s accounting policy for recording such payments was to treat the payments as revenue when received. No such payments were received for the years ended December 31, 2017 and 2016, respectively.

The lessee was generally responsible for the ongoing maintenance costs of the equipment under net lease arrangements.

The significant operating lease assets in the Fund’s portfolio were reviewed for impairment at least annually or when indicators of impairment exist. An impairment loss would have been recognized only if the carrying value of a long-lived asset was not recoverable and exceeded its fair market value. The Manager’s assessment for impairment (i.e. undiscounted cash flows used in the recoverability assessment) included review of residual values based on published values for similar assets, recent transactions for similar assets, lease terms, asset condition, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could have affected the fair value of the asset.

If no impairment was deemed to exist and if the current assessment of the residual value was determined to be lower than the current value, the Fund would have adjusted the residual value downward and prospectively adjusted depreciation expense over the remaining life of the lease.

Net Investment in Finance Lease

If a lease met specific criteria under ASC 840 at its inception, such that ownership of the underlying asset is effectively transferred to the lessee, the Fund recognized the lease as a net investment in finance lease on its Balance Sheet. Net investment in finance leases consisted of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less the unearned income.

The residual values of the Fund’s significant finance lease assets were reviewed at least annually. If the review results in a lower estimate than had been previously established, the Fund would have determined whether the decline in the estimated residual value is other than temporary. If the decline in estimated residual value was judged to be other than temporary, the accounting for the transaction would have been revised using the changed estimate and the resulting reduction in the net investment would have been recognized as a loss in the period in which the estimate is changed. An upward adjustment of a leased asset’s estimated residual value would not have been made.

Net Investment in Sales Type Lease

If a lease met the specific criteria under ASC 840 at its inception, such that ownership of the underlying asset is effectively transferred to the lessee and the lease gives rise to a manufacturer’s or dealer’s profit or loss to the lessor (that is, the fair value of the lease property at lease inception is greater than or less than its cost or carrying amount), the Fund recognized the lease as a net investment in sales type lease on its Balance Sheet and the corresponding profit or loss as a net gain on sale. While the Fund was not a manufacturer or dealer, sales type lease accounting may have applied when existing lease agreements were modified and were required to be accounted for as new leases.

Net investment in sales type lease consisted of lease receivables plus the estimated unguaranteed residual value of the leased equipment on the lease termination date, less unearned income.

The residual values of the Fund’s significant sales type lease assets were reviewed at least annually. If the review resulted in a lower estimate than had been previously established, the Fund would have determined whether the decline in the estimated residual value is other than temporary. If the decline in estimated residual value was judged to be other than temporary, the accounting for the transaction shall would have been revised using the changed estimate and the resulting reduction in the net investment would have been recognized as a loss in the period in which the estimate is changed. An upward adjustment of a leased asset’s estimated residual value would not have been made.

Lease Modifications

If a lease is modified, ASC 840 requires the lease to be re-evaluated as if the revised terms were in place at inception of the lease. If the revised terms resulted in a different classification of the lease than what existed at inception (for example, an operating lease with the revised terms qualifies as a sales type lease), then the revised lease and corresponding investment was reclassified (to either an operating lease, financing lease, or sales type lease).

Loans Receivable

Loans receivable were reported on the Fund’s Balance Sheet at the outstanding principal balance, plus costs incurred to originate the loans. Unearned income, discounts and premiums were amortized to interest income in the Statements of Operations using the effective interest method. Upon the repayment of a loan receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees were recorded as part of interest income in the Statements of Operations.

Assets Held for Sale

If any of the Fund’s assets held under operating leases met the requirements under ASC 360-10-45-9, the asset was reclassified as leased equipment held for sale on the Fund’s Balance Sheet at the lower of its carrying amount or fair value less cost to sell.

If the Fund’s net investment in finance leases or loan receivables met the specific criteria under ASC 310-10-35, such that the Fund no longer had the intent or ability to hold the finance lease or loan for the foreseeable future, the loan or finance lease was reclassified as financial assets held for sale and recorded at the lower of cost or fair value, with any difference being recognized in the Statements of Operations.

Revenue Recognition

At inception of a finance lease the Fund recorded the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

At inception of a sales type lease the Fund recorded the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, and the related unearned income. Unearned income represents the total minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income was recognized on a straight-line basis over the lease term. From time to time, the Fund received rental payments in advance. These advance payments were recognized on the Fund’s Balance Sheet as deferred revenue and recognized as income in the month they are earned.

Gains or losses from sales of leased and off lease equipment were recorded on a net basis in the Fund’s Statements of Operations. The Fund recognized gains on the sale of leased equipment of $4,008,655 and $5,115,704 during the years ended December 31, 2017 and 2016, respectively.

Certain of the Fund’s leases contain provisions for late fees on past due rent. The Fund recognized late fees as income when they become chargeable and collection is reasonably assured.

During 2015, the Fund developed a vendor finance program for an Australian aircraft manufacturer. Under the program, the Australian aircraft manufacturer refers the Fund to potential customers seeking aircraft finance. In consideration for the Fund’s time and expense incurred in developing the vendor finance program, the Australian aircraft manufacturer agreed to pay a program development fee of $150,000 to the Fund in installments. The Fund recognized the program development fee as income over the life of the agreement. The Fund recognized $50,000 and $75,000 related to the program development fee as other income during the years ended December 31, 2017 and 2016, respectively.

The Fund recognized interest income on its loans receivable using the effective interest method.

Credit Quality of Loans Receivable and Finance Leases

The Fund monitored the credit quality of its financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including reviewing financial statements when provided as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each loan receivable and a borrower’s compliance with financial and non-financial covenants, and (iii) monitoring a borrower’s payment history and public credit rating, if available. As part of the monitoring process, the Fund may have physically inspected the collateral and met with a borrower’s management to better understand the borrower’s financial performance and its future plans on an as-needed basis.

Allowance for Doubtful Accounts and Provision for Credit Losses

The Fund was exposed to risks under its leasing transactions, including risk associated with a lessee’s creditworthiness, repossession and remarketing and the future market value of the equipment. The Fund evaluated the collectability of its lease receivables by analyzing the counterparties’ payment history, general credit worthiness and current economic trends. The Fund recorded an allowance when the analysis indicated that the probability of full collection was unlikely. No allowance was recorded on the Fund’s Balance Sheet as of December 31, 2017 and 2016, respectively. No allowance was recorded or reversed in the Fund’s Statements of Operations during the year ended December 31, 2017 and 2016, respectively.

An allowance or provision for credit losses would have been established if there was evidence that the Fund would have been unable to collect all amounts due according to the original contractual terms of the loan or finance lease receivable. The allowance for credit losses would have been reported as a reduction of the loan receivable’s carrying value on the Fund’s Balance Sheet. Additions to the allowance and provision for credit losses are recorded in the Fund’s Statements of Operations. Allowances and provisions for credit losses were evaluated periodically and on an individual asset and customer level. Loans receivable were considered impaired when the Fund determined that it was probable that it would not have been able to collect all amounts due according to the original contractual terms. Individual credit exposures were evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount was the value of the expected future cash flows, including amounts that may have been realized with the repossession of the collateral.

The accrual of interest income based on the original terms of the loan receivable would have been discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income was recorded based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and were charged or credited to the Fund’s Statements of Operations. An allowance was generally reversed only when cash was received in accordance with the original contractual terms of the note.

The Fund did not provision for credit losses on a collective basis.

The Fund no longer has any loans on its Balance Sheet as of December 31, 2017. Due to the credit rating of the counterparties, the short-term nature of loans, insurance arrangements, and borrower payment history, the Fund did not record a provision for credit losses on its loans receivable as of December 31, 2016.

Long-Term Debt

Long-term debt was reported on the Fund’s Balance Sheet at cost. Interest expense was recognized using the effective interest method. Expenses associated with the incurrence of debt were capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs were included in the carrying value of long-term debt.

Write Offs

No write offs were recorded for the year ended December 31, 2017 and 2016, respectively.

Operating Expenses and Management Fees

The Manager charged the Fund management fees and the Fund reimbursed the Manager for certain operating expenses directly related to the Fund including post-liquidation expenses. These fees were recognized on accrual basis. See Note 9 for further details.

Comprehensive Income

The Fund followed the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income and its components. The Fund did not have any components of other comprehensive income, thus it was not presented separately in the Fund’s financial statements.

Distributions

The Manager had sole discretion to determine what portion, if any, of cash on hand were distributed to the members. Distributions were made on a monthly basis and accrued at the end of each month. Cash distributions were paid on the 15th day of the following month and reflected in the Fund’s Statements of Changes in Members’ Equity. Distributions accrued but not paid were recorded as a distribution payable on the Fund’s Balance Sheet. With the commencement and continuation of the Fund’s liquidation period and disposal of assets, the Fund made a number of periodic additional distributions as disclosed in Note 10.

New Accounting Pronouncements

The Fund completed its liquidation on December 31, 2017, as such it no longer is evaluating new accounting pronouncements.

3. LEASED EQUIPMENT AT COST AND HELD FOR SALE

The following transactions were entered into by the Fund during the years ended December 31, 2017 and 2016:

Airbus A320-200 Aircraft Lease

In February 2017, the Fund entered into an agreement to sell its Airbus A320-200 aircraft for a sale price of $17,395,927 which is net of rentals received in advance owed to the buyer. The aircraft was delivered to the buyer in March 2017, at which point the Fund recognized a gain on sale of $1,418,412.

Aircraft Engines

In August 2017, the Fund entered into an agreement to sell its CFM56-7B jet engines for a sale price of $23,400,000. The CFM56-7B jet engines were delivered in August 2017, at which point the Fund recognized a gain on sale of $2,280,080. The CFM56-7B jet engines were pledged as collateral under the Fund’s limited recourse loan agreement with a Japanese bank (Note 8). The Fund used a portion of the proceeds to repay the limited recourse loan.

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

The Fund recognized additional finance and rental income in September 2016 due to the release of the maintenance reserves as management assessed that no further reimbursements from the reserve were required to be paid to the lessee. In addition, the maintenance reserve balance previously reported as restricted cash on the Balance Sheet has been included in cash and cash equivalents as of December 31, 2016.

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

Sale of Racetrack Equipment

In August 2016, the Fund amended its lease agreement for its portfolio of racetrack equipment to allow the lessee to acquire the racetrack equipment from the Fund at the end of the lease in November 2016. Sale proceeds were $1,502,635, comprised of the initial deposit of $227,635 received at lease inception and $1,275,000 received in the third quarter of 2016. The Fund recognized a gain on sale in August 2016 upon the amendment of the lease, as a result of the sale of the racetrack equipment.

4. NET INVESTMENT IN FINANCE LEASES

The following transactions were entered into by the Fund during the years ended December 31, 2017 and 2016:

GA8-TC320 Aircraft

In October 2017, the Australian aircraft manufacturer exercised an early buyout option on its loan and lease portfolio. The Australian aircraft manufacturer paid the Fund $2,672,500 to buyout its remaining loans and leases and to acquire all the underlying collateral resulting in an insignificant gain on sale in October 2017.

In January 2016, the Australian aircraft manufacturer also exercised the early buyout option on its lease and repurchased one of the aircrafts it had been leasing from the Fund. The lessee paid a purchase price of $553,025 and the Fund recognized a gain on the sale in the first quarter of 2016.

Manufacturing Equipment

In December 2017, the Fund entered into an agreement to sell its portfolio of manufacturing equipment for a purchase price of $89,975 resulting in an insignificant gain on sale in December 2017.

Furniture, Office and Other related equipment

In November 2017, the Fund sold its portfolio of furniture, office and other related equipment for $45,000 after the lease ended resulting in an insignificant gain on sale in November 2017.

Racetrack Equipment

As discussed in Note 3, the Fund disposed of its racetrack equipment (some of which were leased under operating leases and some of which were finance leases) in the third quarter of 2016.

The Fund no longer has net investment in finance leases on its Balance Sheet as of December 31, 2017.

Net investment in finance lease consisted of the following:

	December 31, 2017	December 31, 2016
Minimum lease payments receivable	$-	$981,182
Estimated residual values of leased property	-	1,688,048
Less: Unearned income	-	(241,406)
Net investment in direct financing lease	$-	$2,427,824

5. NET INVESTMENT IN SALES TYPE LEASE

Machine Tool Equipment

In January 2017, the Fund signed an amended agreement that allowed the lessee to acquire the equipment and for the Fund to retain the security deposit at the end of the lease term. This resulted in a reclassification of the machine tool equipment from leased equipment held for sale to a sales type lease. The Fund recognized a gain of $268,516 on the reclassification in January 2017.

In September 2017, the Fund received the final payment and the October 2017 rent payment from the lessee. Upon receipt of the final payment, all rights and title in the machine tool equipment were transferred to the lessee. As part of the final payment, the Fund retained the security deposit of $354,645 received at the inception of the lease.

Smart Safes

In June 2017, the Fund reassessed the residual value of its leases for smart safes. Due to a decline in the market value for this type of equipment, the residual value of the assets was found to be lower than the carrying amount. This resulted in an impairment charge of $584,590 recognized in June 2017. There were no impairment charges recorded during the year ended December 31, 2016.

In December 2017, the Fund entered into an agreement with Macquarie Equipment Capital Inc. (“MECI”), a member of the Macquarie Group of companies, to sell its investment in a portfolio of smart safe leases for a purchase price of $177,356 resulting in a gain on sale of $6,643 in December 2017.

As of December 31, 2017 and 2016, there were no sales type leases on the Fund’s Balance Sheet.

6. LOANS RECEIVABLE

The Fund carried loans receivable at amortized cost on its Balance Sheet. The Fund recognized interest income using the effective interest method.

U.S. Drilling Company

In January 2016, the Fund entered into an agreement with a U.S. drilling company to provide a finance facility of up to $15,000,000. The finance facility had a term of two years and an interest rate of 10%.

The loan was secured by one of the drilling company’s land-based rigs and a three year drilling rig operating contract. The drilling company paid commitment fees and other upfront payments of $330,000 to the Fund. $140,000 of the fees were paid immediately upon entrance into the credit agreement between the Fund and the drilling company, and the remaining $190,000 in fees were paid from the amount funded by the Fund under the terms of the finance facility. The commitment and upfront fees were included as a reduction to the carrying value of the loan and were amortized to interest income using the effective interest rate method. The Fund capitalized other costs directly related to the origination of the facility. These costs were included as an increase to the amount due under the facility and were recognized to income using the effective interest method. The Fund capitalized other costs of $237,740 which were directly related to origination of facility. These costs were included as an increase to the amount due under the facility and were recognized to income using the effective interest method.

In November 2017, the Fund entered into a Loan Purchase Agreement with a third party and sold the loan for a sale price of $7,951,923 resulting in an insignificant gain on sale in November 2017.

GA8-TC320 Aircraft

In October 2014, the Fund entered into an agreement with an Australian aircraft manufacturer to provide a finance facility of $540,000 for a period of 12 months with an interest rate of 9.25%. The loan was secured by a GA8-TC320 aircraft. In October 2015, the Fund extended the facility for an additional 24 months. The loan was carried at amortized cost on the Fund’s Balance Sheet. The Fund recognized interest income using the effective interest method.

In November 2015, the Fund entered into an agreement with the Australian aircraft manufacturer to provide an additional finance facility of $579,503, net of fees received, for a period of 24 months with an interest rate of 9.95% against the same collateral.

As discussed in Note 4, in October 2017, the Fund entered into an agreement with the Australian aircraft manufacturer to exercise an early buyout option on its lease and loan agreements.

The Fund recognized interest income on its portfolio of loans receivable of $1,018,807 and $1,471,535 for the years ended December 31, 2017 and 2016, respectively.

7. PARTICIPATING INTEREST – LOAN RECEIVABLES (RELATED PARTIES)

In June 2015, the Fund entered into a participation agreement with Macquarie Bank Limited London Branch (“MBL UK”), a member of the Macquarie Group of companies, to provide financing to participate in an existing facility that was provided by MBL UK to a UAE information technology distribution company.

The Fund made additional advances to MBL UK under this participation agreement in 2016 of $28,345,392, the entire balance of which was repaid in full before the end of the year. The facility was terminated alongside the co-participant’s exit in December 2016. The Fund recognized interest income on participating interests of $521,065 for the year ended December 31, 2016. There was no outstanding balance on the Fund’s Balance Sheet as of December 31, 2016.

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

The Fund paid an upfront fee to the lender of $50,750 and incurred legal fees of $6,866 directly related to obtaining the loan. These costs were included as a reduction to the carrying value of the loan and were amortized to interest expense using the effective interest rate method.

The Fund recognized interest expense, including the amortization of debt financing costs, of $311,541 and $519,217 for the year ended December 31, 2017 and 2016, respectively.

In August 2017, the Fund repaid the full loan balance with a portion of the proceeds from the sale of the CFM56-7B jet engines.

9. TRANSACTIONS WITH AFFILIATES

Management and Related Party Fees

As discussed in Note 1, the Fund was required to pay fees to the Manager and its affiliates for providing or arranging all services necessary for its operations, including those relating to equipment acquisitions and disposals, asset management and administrative, reporting and regulatory services. As discussed in Note 7, the Fund entered into a participation agreement with MBL UK, a member of the Macquarie Group of companies and an affiliate of the Manager.

The Fund paid the Manager and its affiliates’ fees for operating services performed including:

•	Acquisition fees of 3% of the purchase price that the Fund pays for each item of equipment or direct or indirect interest in equipment acquired, including under lease agreements, trading transactions, residual value guarantees, pay per use agreements, forward purchase agreements, total lease return swaps, participation agreements, equipment purchase options, other equipment-related transactions, joint ventures, special purpose vehicles and other Fund arrangements.

•	Asset management fees equal to the lesser of: (a) (i) 5% of gross rental payments from non-full payout leases (except that 1% of gross rental payments shall be payable with respect to non-full payout leases for which management services were performed by non-affiliates under the Manager’s supervision); (ii) 2% of gross rental payments from full payout leases which contained net lease provisions; and (iii) 7% of gross rental payments from equipment for which the Fund provided services in addition to equipment management relating to the continued and active operation of the Fund’s equipment such as, but not limited to, marketing and re-leasing of equipment and hiring or arranging for the hiring of crews or operating personnel for the Fund’s equipment and similar services; or (b) the amount of fees which were competitive for similar services;

•	Remarketing fees equal to the lesser of (i) 3% of the purchase price paid to the Fund by the purchaser of the investment, or (ii) one-half of reasonable, customary and competitive brokerage fees paid for services rendered in connection with the sale of equipment of similar size, type and location. Payment of remarketing fees were subordinated until such time when investor return was achieved. “Investor Return” means such time when the aggregate amount of distributions to the members equals, as of any determination date, an amount equal to a pre-tax 8.0% per annum internal rate of return compounded daily on all capital contributions of members;

•	Out-performance fees depending upon the extent to which Investor Return was achieved. Prior to the time that Investor Return was achieved, cash distributions were made 99.0% to the Fund’s members and 1.0% to the Manager. After the time that Investor Return was achieved, cash distributions were made 81.0% to the Fund’s members and 19.0% to the Manager; and

•	Reimbursement of operating expenses depending upon the scope and volume of services the Manager provided to the Fund.

The Fund paid management fees to Macquarie Aircraft Leasing Services (“MALS”), for management services related to the aircraft lease for the Airbus model A320-200. The fees paid by the Fund to MALS were 3% of gross rental receipts and were expensed as incurred and included in the Fund’s Statements of Operations. The Fund sold the Airbus model A320-200 in March 2017.

Related party fees were invoiced as work was performed and were settled monthly. The operating expense reimbursement was generally invoiced and settled annually.

For the year ended December 31, 2017 and 2016, the Fund accrued, in fees payable (related party) on the Fund’s Balance Sheet, or paid to the Manager or its affiliates the following amounts:

			Year Ended
Entity	Capacity	Description	December 31, 2017	December 31, 2016

Macquarie Asset Management Inc.	Manager	Acquisition fees (1)	$-	$225,000
Macquarie Asset Management Inc.	Manager	Management fee (2)	296,100	500,093
Macquarie Asset Management Inc.	Manager	Operating Expenses (2)(3)	371,520	385,814
Macquarie Asset Management Inc.	Manager	Outperformance fee (2)	478,201	387,039
Macquarie Aircraft Leasing Services	Affiliate	Management fee (2)	17,010	68,040

(1) Amount is capitalized into the carryingvalue of loan receivables.

(2) Amount charged directly to operations.

(3) Amount for the year ended December 31, 2016 includes $12,740 allocated to carrying amount of loan receivables and remaining amount charged directly to operations.

Post-Liquidation Liabilities Reserve

Prior to the liquidation date, the Fund estimated the amount of expenses that will become payable to the Manager and various service providers for services provided as of December 31, 2017 and for services in relation to the liquidation of the fund which may be performed beyond that date. This includes management fees, audit, legal, printing, filing and other fees. The Fund also estimated the amount of state tax withholding due on the 2017 distributions received by the members from the Fund. The Fund is required to remit the state taxes to various state revenue authorities upon completion of the Fund’s final partnership state tax returns for the year ended December 31, 2017.

The total amount of the post-liquidation reserve was $2,796,354. The reserve consisted of $196,354 of known expenses that were recognized on the Fund’s Statements of Operations, $263,275 in state tax withholding, and $2,336,725 of an additional reserve to cover any potential unforeseen expenses related to the liquidation of the Fund.

The Fund accounted for the $196,354 of known expense as operating expenses on the Fund’s Statements of Operations. The Fund did not distribute the remaining $2,600,000 to its members as part of the liquidating distribution in December to cover their estimated state tax liabilities and the additional reserve. This was treated as a non-cash distribution. In the event that, after all expected actual and contingent obligations and liabilities are paid, the Manager has a surplus balance in the amounts withheld, the Manager shall make a residual distribution to the members to an amount equal to such surplus balance. The residual amount distributed to the members will be calculated in the same manner as the liquidating distribution in December. In the event of a shortfall in such withheld amount, the Manager will absorb all costs and expenses.

The Fund transferred to the Manager, prior to liquidation, cash amounting to $2,796,354 to make these payments as they become due in the future.

Smart Safes Sale

In December 2017, the Fund entered into an agreement with Macquarie Equipment Capital Inc. (“MECI”), a member of the Macquarie Group of companies, to sell its portfolio of smart safe leases for a purchase price of $177,356 resulting in a gain on sale of $6,643 in December 2017.

10. MEMBER’S EQUITY

As of December 31, 2016, the Fund had 9,183,494 shares (including the Distribution Reinvestment Plan (“DRP”) shares and net of repurchased shares). As of December 31, 2017 and 2016, the cumulative number of shares repurchased since inception was 528,493 and 474,623, respectively.

The Fund declared distributions to its members totaling $49,701,356 during the year ended December 31, 2017 of which $47,101,356 were fully paid. The remaining balance of $2,600,000 was transferred to the Manager to fund the post-liquidation reserve (Note 9).

The $49,701,356 in distributions declared during the year ended December 31, 2017 was approximately $5.44 per share of $10.00 par value membership interest ($9.00 par value for DRP shares), of which approximately $4.94 represented a liquidating distribution paid from members’ equity.

The $38,696,115 in distributions declared during the year ended December 31, 2016 was approximately $4.21 per share of $10.00 par value membership interest ($9.00 par value for DRP shares), of which approximately $1.79 represented a liquidating distribution paid from members’ equity.

The Fund’s liquidation period commenced on July 1, 2016 and completed on December 31, 2017. On December 19, 2017, the Fund completed the sale of all of its investments, including the sale of its leased equipment, equipment leases and loans, to various third parties including the original lessees of the equipment. According to the Fund’s Amended and Restated Limited Liability Company Operating Agreement, the sale of all or substantially all of the investments of the Fund results in dissolution of the Fund. On December 29, 2017, the Fund wound up its remaining business, paid final distributions and cancelled all remaining outstanding shares.

In December, the Manager filed a certificate of cancellation for the Fund with the Secretary of State of the State of Delaware with an effective date of December 31, 2017. The Manager intends to file a Form 15 for the Fund with the SEC directly subsequent to this Annual Report on Form 10-K.

Therefore, as of December 31, 2017, the Fund has no shares outstanding.

11. FAIR VALUE MEASUREMENTS

The Fund was required to disclose the fair value of financial instruments, as defined below. None of the Fund’s assets and liabilities were carried at fair value on the Fund’s Balance Sheet on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Non-Recurring Fair Value Measurements

In June 2017, the Fund determined its operating lease assets for smart safes had a fair value of $589,213 which was below the carrying value. This resulted in an impairment charge of $584,590 recognized in the Fund’s Statements of Operations for the year ended, 2017. The smart safes were measured at fair value on a non-recurring basis, which the Fund considered as a Level 3 measurement. In determining the fair value of the smart safes, the Fund used the price information from the buyout negotiations with the lessee. The lease was amended in August 2017 using the new fair value.

Fair Value of Financial Instruments

The Fund’s financial instruments, which were not carried on the Fund’s Balance Sheet at fair value on a recurring basis, were carried at contracted amounts which approximated fair value. As of December 31, 2017 there were no such balance outstanding as the Fund has been liquidated and in 2016, they consisted of cash and cash equivalents and restricted cash, which were classified as Level 1 under the hierarchy defined above, and loans receivable, financial assets held for sale, and loans payable which were classified as Level 3, based on the fact that they were valued using inputs that were generally unobservable and were supported by little or no market data. The Fund used projected cash flows to estimate the fair value of these financial assets and liabilities.

The fair value of the Fund’s fixed rate loans receivable was estimated by discounting the future cash flows related to the loan. The discount rate was derived by adjusting the margin at inception for material changes in the counterparty’s risk and adding the applicable fixed rate based on the current interest rate curve. The fixed rate loans receivable were classified as Level 3, based on the fact that they were valued using inputs that are generally unobservable and were supported by little or no market data.

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed rate loan receivables	$-	$-	$12,593,290	$12,817,348

Fixed rate long-term debt	$-	$-	$14,702,024	$14,597,506

Fair value information with respect to certain financial instruments which were not carried on the Fund’s Balance Sheet at fair value was not separately provided given that fair value disclosures of certain kinds of lease arrangements was not required under U.S. GAAP and the carrying value of the Fund’s other financial instruments approximates fair value due to the fact that they had short term maturities (all less than one year) and credit risk was deemed low.

12. COMMITMENTS AND CONTINGENCIES

Other than obligations associated with investing activities or as set forth in the Fund’s operating agreement, there were no contractual obligations, commitments or contingencies as of December 31, 2017 and 2016, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Manager’s President and Principal Financial Officer, the Fund evaluated its disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report to ensure that the information required to be disclosed by the Fund in reports filed with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports filed with or submitted under the Exchange Act is accumulated and communicated to the Manager to allow timely decisions regarding required disclosure. Based on that evaluation, our Manager’s President and Principal Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Manager is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Fund, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017. In making this assessment; management of the Manager used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on its assessment, management of the Manager concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control

There has been no change in the Fund’s internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Fund was a manager-managed limited liability company and had no directors or executive officers. The Fund’s Manager was Macquarie Asset Management Inc. The Fund’s investment decisions were made by the Manager’s board of directors, which at the date of this Annual Report on Form 10-K was comprised of David Fahy and James A. Pitts. The Manager and the persons that made the Fund’s investment decisions can be contacted at:

•   the Manager’s principal office at 225 Franklin St, 17th Floor, Suite 1740, Boston, Massachusetts, 02110; or

•   the Manager’s telephone number, (617) 457-0645.

The Manager is a member of the Macquarie Group. In managing the Fund, the Manager had access to the experienced leasing, funds management and other resources of the Macquarie Group. The Manager was formed in 2008 and this was the first public equipment leasing fund that it managed.

The following table provides information regarding the members of the board of directors and the executive officers of the Manager.

Name	Age	Title
David Fahy	55	Director and President
Brett Beldner	47	Principal Financial Officer
James A. Pitts	77	Independent Director

David Fahy has been a Director and President of the Manager since its inception on August 21, 2008. Mr. Fahy has been with the Macquarie Group since joining its equipment leasing division in September 1998. Since June 2006, Mr. Fahy has been responsible for global equipment leasing investment and co-investment opportunities for both institutional and retail investors with a particular focus on origination, management and remarketing of equipment loans and leases. From July 2001 to June 2006, Mr. Fahy was responsible for the Macquarie Group’s structured technology syndication investments business. Prior to joining Macquarie, Mr. Fahy was employed at Coopers and Lybrand in Sydney, Australia from January 1987 to September 1998 in a number of roles, including that of Tax Director, and at Ernst & Young in Dublin, Ireland from September 1982 to December 1986 in a number of roles, including that of chartered accountant. Mr. Fahy holds a Bachelor of Commerce from the National University of Ireland Galway, Ireland and is a Fellow of the Institute of Chartered Accountants in Ireland and a member of the Institute of Chartered Accountants in Australia.

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

Under this definition, the board of directors of our Manager has determined that James Pitts is an independent director.  However, we have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committees performing similar functions. The functions of those committees are currently undertaken by the Manager's board of directors as a whole. Because we have only one independent director, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.  Notwithstanding the foregoing, David Fahy, the Manager's President and a Director, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Fund is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

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

Item 11. Executive Compensation

The Fund was a manager-managed limited liability company and had no directors or executive officers. Our Manager and its affiliates were paid compensation and reimbursement for costs and expenses. The amount of such expenses for the year ended December 31, 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Transactions with Affiliates,” at Note 9 thereof, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan.

(b) As of December 31, 2017, our Manager nor any other person own any shares as the Fund was dissolved as a result of the Manager’s filing of a certificate of cancellation for the Fund with the Secretary of State of the State of Delaware with an effective December 31, 2017.

(c) As of December 31, 2017, no directors nor officers of our Manager own any of our equity securities.

(d) Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 to this Annual Report on Form 10-K for a discussion of compensation and reimbursement to the Manager. See Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to Financial Statements - Transactions with Affiliates," at Note 9 thereof, which information is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2017 and 2016, the Manager incurred audit, audit-related and other fees with its principal auditors, PricewaterhouseCoopers LLP, as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016

Audit Fees	$84,006	$122,904
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$84,006	$122,904

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Fund’s annual financial statements and the review of the financial statements included in the Fund’s Annual Reports on Form 10-K and the review of the financial statements included in the Fund’s quarterly reports on Form 10-Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The index of financial statements and schedules are set forth in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Manager and Principal Executive Officer of Registrant.†

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of Registrant. †

32.1	Section 1350 Certification of President of the Manager and Principal Executive Officer of Registrant ††

32.2	Section 1350 Certification of Principal Financial Officer of the Manager and Principal Accounting Officer of the Registrant ††

101.0	The following materials from the Annual Report on Form 10-K of Macquarie Equipment Leasing Fund, LLC for the year ended December 31, 2017, filed on February 21, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) the Statements of Operations for the year ended December 31, 2017 and December 31, 2016; (iii) the Statements of Cash Flows for the year ended December 31, 2017 and December 31, 2016; (iv) the Statements of Changes in Members’ Equity for the year ended December 31, 2017 and December 31, 2016; and (v) the Notes to Financial Statements. †

(1)	Incorporated by reference to the Fund’s Registration Statement on Form S-1 (No. 333-154278), as amended.

†	Filed herewith.

††	Furnished herewith.

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

Date: February 21, 2018

By:	/s/ Brett Beldner
Brett Beldner
Principal Financial Officer of the Manager and Principal
Accounting Officer of Registrant

Date: February 21, 2018

